Form 10-Q
period 2024-06-30
Boundless Bio, Inc.
filed 2024-08-12
CIK 1782303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 31, 2024, the registrant had 22,254,537 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Boundless Bio, Inc.

Condensed Balance Sheets

(in thousands, except share and par value data)

	June 30, 2024	December 31, 2023
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$31,363	$23,706
Short-term investments	147,927	97,046
Prepaid expenses and other current assets	3,842	3,452
Total current assets	183,132	124,204
Property and equipment, net	3,739	2,573
Right-of-use asset, net	754	2,002
Restricted cash	560	560
Other assets	18	555
Total assets	$188,203	$129,894
Liabilities, convertible preferred stock, and stockholders’ equity / (deficit)
Current liabilities
Accounts payable and accrued liabilities	$6,066	$4,266
Accrued compensation	2,054	2,898
Lease liabilities, current portion	837	2,195
Total current liabilities	8,957	9,359
Commitments and contingencies (Note 8)
Convertible preferred stock, $0.0001 par value; no shares authorized, issued, or outstanding as of June 30, 2024; 287,446,844 shares authorized, issued, and outstanding as of December 31, 2023; liquidation preference of $252.1 million as of December 31, 2023	—	247,617
Stockholders’ equity / (deficit):
Preferred stock, $0.0001 par value; 70,000,000 shares authorized and no shares issued and outstanding as of June 30, 2024; no shares authorized and no shares issued and outstanding as of December 31, 2023	—	—
Common stock, $0.0001 par value; 700,000,000 shares authorized, 22,254,537 shares issued, and 22,254,102 shares outstanding as of June 30, 2024; 402,600,000 shares authorized, 1,248,493 shares issued, and 1,247,012 shares outstanding as of December 31, 2023	2	—
Additional paid-in-capital	347,823	8,987
Accumulated other comprehensive income / (loss)	(64)	40
Accumulated deficit	(168,515)	(136,109)
Total stockholders’ equity / (deficit)	179,246	(127,082)
Total liabilities, convertible preferred stock, and stockholders’ equity / (deficit)	$188,203	$129,894

The accompanying notes are an integral part of these condensed financial statements.

Boundless Bio, Inc.

Condensed Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$14,735	$11,075	$27,864	$20,577
General and administrative	4,656	2,885	8,410	5,470
Total operating expenses	19,391	13,960	36,274	26,047
Loss from operations	(19,391)	(13,960)	(36,274)	(26,047)
Other income, net:
Interest income	2,382	1,551	3,803	1,914
Other income, net	33	11	65	16
Total other income, net	2,415	1,562	3,868	1,930
Net loss	$(16,976)	$(12,398)	$(32,406)	$(24,117)

Comprehensive loss:
Net loss	$(16,976)	$(12,398)	$(32,406)	$(24,117)
Unrealized gain/(loss) on short-term investments	(43)	(20)	(104)	258
Comprehensive loss	$(17,019)	$(12,418)	$(32,510)	$(23,859)

Net loss per share, basic and diluted	$(0.77)	$(10.28)	$(2.78)	$(20.18)
Shares used in calculation	22,023	1,206	11,641	1,195

The accompanying notes are an integral part of these condensed financial statements.

Boundless Bio, Inc.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity / (Deficit)

(unaudited)

(in thousands, except share data)

	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional paid-in-capital	Accumulated other comprehensive income/ (loss)	Accumulated deficit	Total stockholders' equity / (deficit)
Balance at December 31, 2023	287,446,844	$247,617	1,247,012	$—	$8,987	$40	$(136,109)	$(127,082)
Vesting of early exercised stock options	—	—	522	—	2	—	—	2
Exercise of stock options	—	—	15,104	—	59	—	—	59
Stock-based compensation	—	—	—	—	1,328	—	—	1,328
Unrealized loss on short-term investments	—	—	—	—	—	(61)	—	(61)
Net loss	—	—	—	—	—	—	(15,430)	(15,430)
Balance at March 31, 2024	287,446,844	$247,617	1,262,638	$—	$10,376	$(21)	$(151,539)	$(141,184)
Issuance of common stock in initial public offering, net of $12,305 in discounts and offering costs	—	—	6,250,000	1	87,694	—	—	87,695
Conversion of convertible preferred stock into common stock upon initial public offering	(287,446,844)	(247,617)	14,740,840	1	247,616	—	—	247,617
Vesting of early exercised stock options	—	—	524	—	2	—	—	2
Exercise of stock options	—	—	100	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,135	—	—	2,135
Unrealized loss on short-term investments	—	—	—	—	—	(43)	—	(43)
Net loss	—	—	—	—	—	—	(16,976)	(16,976)
Balance at June 30, 2024	—	$—	22,254,102	$2	$347,823	$(64)	$(168,515)	$179,246

Balance at December 31, 2022	144,589,706	$147,946	1,167,240	$—	$5,377	$(398)	$(86,675)	(81,696)
Vesting of early exercised stock options	—	—	17,505	—	52	—	—	52
Exercise of stock options	—	—	9,195	—	31	—	—	31
Stock-based compensation	—	—	—	—	615	—	—	615
Unrealized gain on short-term investments	—	—	—	—	—	278	—	278
Net loss	—	—	—	—	—	—	(11,719)	(11,719)
Balance at March 31, 2023	144,589,706	$147,946	1,193,940	$—	$6,075	$(120)	$(98,394)	$(92,439)
Issuance of Series C convertible preferred stock, net of $329 in issuance costs	142,857,138	99,671	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	12,164	—	36	—	—	36
Exercise of stock options	—	—	7,209	—	26	—	—	26
Stock-based compensation	—	—	—	—	927	—	—	927
Unrealized loss on short-term investments	—	—	—	—	—	(20)	—	(20)
Net loss	—	—	—	—	—	—	(12,398)	(12,398)
Balance as of June 30, 2023	287,446,844	$247,617	1,213,313	$—	$7,064	$(140)	$(110,792)	$(103,868)

The accompanying notes are an integral part of these condensed financial statements.

Boundless Bio, Inc.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(32,406)	$(24,117)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,463	1,542
Depreciation	528	475
Accretion of investments, net	(2,676)	(813)
Non-cash lease expense	1,249	1,071
Other	—	25
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,849)	(348)
Accounts payable and accrued liabilities	1,037	259
Operating lease liabilities	(1,358)	(1,074)
Net cash used in operating activities	(32,012)	(22,980)
Cash flows from investing activities
Purchases of investments	(124,652)	(97,387)
Maturities of investments	76,185	51,246
Purchases of property and equipment	(1,587)	(214)
Net cash used in investing activities	(50,054)	(46,355)
Cash flows from financing activities
Proceeds from the issuance of common stock from initial public offering, net of discounts	93,000	—
Payments of common stock offering costs	(3,336)	—
Proceeds from the issuance of convertible preferred stock	—	100,000
Convertible preferred stock issuance costs	—	(329)
Proceeds from the exercise of stock options	59	57
Net cash provided by financing activities	89,723	99,728
Net increase in cash and cash equivalents	7,657	30,393
Cash, cash equivalents, and restricted cash at beginning of period	24,266	11,484
Cash, cash equivalents, and restricted cash at end of period	$31,923	$41,877
Components of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$31,363	$41,317
Restricted cash	560	560
Cash, cash equivalents, and restricted cash at end of period	$31,923	$41,877
Non-cash investing and financing activities
Change in unpaid common stock issuance costs	$(183)	$—
Addition to ROU assets	$—	$282
Increase to ROU assets due to remeasurement of lease obligation	$—	$1,125
Vesting of early exercised stock options	$4	$88
Unpaid property and equipment purchases	$107	$100

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

Initial Public Offering

On April 2, 2024, the Company completed its initial public offering (IPO), pursuant to which it sold 6,250,000 shares of its common stock at a public offering price of $16.00 per share, resulting in net proceeds of approximately $87.7 million, after deducting underwriting discounts, commissions, and other offering expenses. Immediately prior to the closing of the IPO, the Company’s outstanding convertible preferred stock automatically converted into 14,740,840 shares of common stock. Following the closing of the IPO, no shares of convertible preferred stock were authorized or outstanding.

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

Liquidity

Since the Company commenced operations in 2018, it has devoted substantially all of its efforts and resources to organizing and staffing the Company, business planning, raising capital, building its proprietary Spyglass platform, discovering its ecDTx, developing its ecDNA diagnostic candidate, establishing its intellectual property portfolio, conducting research, preclinical studies, and clinical trials, establishing arrangements with third parties for the manufacture of its ecDTx and related raw materials, and providing other general and administrative support for these operations.

Since inception, the Company has incurred significant operating losses and negative cash flows from its operations and expects that it will continue to do so into the foreseeable future as it continues its development of, seeks regulatory approval for, and potentially commercializes any of its ecDTx and seeks to discover and develop additional ecDTx, utilizes third parties to manufacture its ecDTx and related raw materials, seeks to develop its ecDNA diagnostic candidate, hires additional personnel, and expands and protects its intellectual property. If the Company obtains regulatory approval for any of its ecDTx, it expects to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. As of June 30, 2024, the Company had an accumulated deficit of $168.5 million and cash, cash equivalents, and short-term investments of $179.3 million. The Company believes that its existing cash, cash equivalents, and short-term investments will be sufficient to fund its operations for at least 12 months from the issuance date of these condensed financial statements.

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

Boundless Bio, Inc.

Notes to Condensed Financial Statements

2.
Summary of Significant Accounting Policies

Unaudited Condensed Interim Financial Information

The condensed balance sheet as of June 30, 2024, the condensed statements of operations and comprehensive loss for the three and six months ended June 30, 2024 and 2023, the condensed statements of convertible preferred stock and stockholders’ equity / (deficit) for the three and six months ended June 30, 2024 and 2023, and the condensed statements of cash flows for the six months ended June 30, 2024 and 2023 are unaudited. These unaudited condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to present fairly the Company’s financial position, results of operations, and cash flows for the interim period presented. The financial data and the other financial information contained in these notes to the condensed financial statements related to the three and six months ended June 30, 2024 and 2023 are also unaudited. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other future annual or interim period.

The condensed balance sheet as of December 31, 2023 included herein was derived from the audited financial statements as of that date. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s prospectus (the Prospectus) dated March 27, 2024 related to its IPO filed pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, with the SEC on March 28, 2024.

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

The balance reflected in these financial statements as restricted cash represents a deposit account pledged as collateral to secure a standby letter of credit required as a security deposit on one of the Company’s leased facilities. The Company has classified the restricted cash as a noncurrent asset on its balance sheets as of June 30, 2024 and December 31, 2023.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to the concentration of credit risk, consist primarily of cash, cash equivalents, and investments. The Company maintains deposits in federally insured financial institutions which exceeded federally insured limits by $2.9 million as of June 30, 2024. Management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. The Company’s investment policy includes guidelines for the quality of the related institutions and financial instruments and defines allowable investments that the Company may invest in, which the Company believes minimizes its exposure to concentration of credit risk.

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

Boundless Bio, Inc.

Notes to Condensed Financial Statements

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

Deferred Offering Costs and Common Stock Issuance Costs

The Company capitalizes certain legal, professional, accounting, and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ equity (deficit) as a reduction of proceeds generated as a result of the offering. As of June 30, 2024 and December 31, 2023, there were $0 and $2.2 million of deferred offering costs, respectively. At the closing of the IPO, the amounts recorded in deferred offering costs were reclassified to additional paid-in capital within stockholders' equity.

Segments

Operating segments are identified as components of an enterprise about which discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business as one operating segment.

Convertible Preferred Stock

The Company’s convertible preferred stock is classified as temporary equity in the accompanying balance sheets and excluded from stockholders’ equity / (deficit) as the potential redemption of such stock is outside the Company’s control and would require the redemption of the then-outstanding convertible preferred stock. The convertible preferred stock is not redeemable except for in the event of a liquidation, dissolution, or winding up of the Company. Costs incurred in connection with the issuance of convertible preferred stock are recorded as a reduction of gross proceeds from issuance. The Company does not accrete the carrying values of the preferred stock to the redemption values since the occurrence of these events was not considered probable as of December 31, 2023. Immediately prior to the closing of the IPO on April 2, 2024, the Company’s outstanding convertible preferred stock automatically converted into 14,740,840 shares of common stock. Following the closing of the IPO, no shares of convertible preferred stock were authorized or outstanding.

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

Recently Adopted Accounting Pronouncements

As of June 30, 2024, several new accounting pronouncements had been issued by the Financial Accounting Standards Board with future adoption dates. All applicable accounting pronouncements will be adopted by the Company by the date required. Management is

Boundless Bio, Inc.

Notes to Condensed Financial Statements

reviewing the impact of adoption of all pending accounting pronouncements but is not yet in a position to determine the impact on the Company’s financial statements and the notes thereto.

3.
Fair Value Measurements

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

		Fair Value Measurements Using
As of June 30, 2024 (in thousands)	Amount	Level 1	Level 2	Level 3
Assets
Money market funds (1)	$28,130	$28,130	$—	$—
U.S. government obligations (2)	139,126	—	139,126	—
Corporate debt securities (2)	8,801	—	8,801	—
Total fair value of assets	$176,057	$28,130	$147,927	$—

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

4.
Investments

The following tables summarize investments accounted for as available-for-sale securities (in thousands):

	As of June 30, 2024
	Acquisition Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$28,130	$—	$—	$28,130
U.S. government obligations	139,179	—	(53)	139,126
Corporate debt securities	8,812	—	(11)	8,801
Total cash equivalents and investments	$176,121	$—	$(64)	$176,057
Classified as:
Cash equivalents				$28,130
Short-term investments				147,927
Total cash equivalents and investments				$176,057

Boundless Bio, Inc.

Notes to Condensed Financial Statements

	As of December 31, 2023
	Acquisition Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$21,737	$—	$—	$21,737
U.S. government obligations	92,106	58	(21)	92,143
Corporate debt securities	4,900	5	(2)	4,903
Total cash equivalents and investments	$118,743	$63	$(23)	$118,783
Classified as:
Cash equivalents				$21,737
Short-term investments				97,046
Total cash equivalents and investments				$118,783

On June 30, 2024 and December 31, 2023, the remaining contractual maturities of all the Company’s available-for-sale investments were less than 12 months. As of June 30, 2024 and December 31, 2023, the Company has not established an allowance for credit losses for any of its available-for-sale securities.

As of June 30, 2024, there were 39 available-for-sale securities, with an estimated fair value of $145.5 million in gross unrealized loss positions. As of December 31, 2023, there were 24 available-for-sale securities, with an estimated fair value of $40.3 million in gross unrealized loss positions. Based on its review of these investments, the Company believes that the unrealized losses reflect the impact of the rising interest rate environment and were not other-than-temporary in nature.

5.
Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Lab equipment	$4,334	$4,264
Computers and software	839	833
Leasehold improvements	1,664	46
Furniture and fixtures	157	157
	6,994	5,300
Less accumulated depreciation and amortization	3,255	2,727
	$3,739	$2,573

Depreciation and amortization expense related to property and equipment was $0.3 million and $0.5 million for the three and six months ended June 30, 2024, respectively, and $0.2 million and $0.5 million for the three and six months ended June 30, 2023, respectively.

6.
Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Accounts payable	$1,686	$2,222
Accrued research and development costs	3,441	1,575
Other accrued liabilities	939	469
Total accounts payable and accrued liabilities	$6,066	$4,266

Boundless Bio, Inc.

Notes to Condensed Financial Statements

7.
Lease Agreements

2022 Lease

In March 2021, as amended in November 2021, the Company entered into a non-cancelable operating lease for a facility in San Diego, California (the 2022 Lease). The 2022 Lease had an initial term that ended in May 2024, although this was subsequently amended such that this lease now ends on that date occurring 14 days after the lease commencement date for the 2024 Lease (see below). The 2022 Lease provides for the rental of lab and office space, contains rent escalation provisions, and requires the Company to pay a portion of the operating costs related to the underlying multitenant facility. Rental payments under the 2022 Lease commenced in mid-January 2022. Based on information obtained from its landlord, the Company has recorded a right-of-use (ROU) asset and an associated lease obligation for the lab and office space leased under the 2022 Lease. The net ROU asset of $0.8 million and associated lease obligation of $0.8 million are reflected in the Company’s balance sheet as of June 30, 2024 and are estimates that will change should there be a change in the anticipated occupancy date of the property and associated campus underlying the 2024 Lease. The Company’s estimated incremental borrowing rate of approximately 8.0% was used in its present value calculation as the 2022 Lease does not have a stated rate and the implicit rate was not readily determinable.

As of June 30, 2024, future minimum lease payments under the 2022 Lease are expected to total $0.8 million, including imputed interest of approximately $7,000. All future payments under the 2022 Lease are expected to occur in 2024.

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

As of June 30, 2024, although construction of the property underlying the 2024 Lease is underway, the commencement date of the 2024 Lease has not yet been determined. At completion of construction, the Company will occupy the facility for a 120-month term, with payments under the lease commencing after a six-month rent abatement period and continuing through the conclusion of the term. As of June 30, 2024, the landlord has advised the Company that this property will be available for occupancy in October 2024. This date is an estimate, which is subject to change based on the delivery of the property and its associated campus. The 2024 Lease includes base lease payments aggregating $71.9 million, as well as additional charges for common area maintenance and property taxes. The Company has the right to extend the term of the 2024 Lease for an additional 60 months.

Additionally, as a security deposit under this agreement, the Company is required to maintain a standby letter-of-credit in the amount of $0.5 million, which must remain in place until November 2034.

Operating Leases

The Company has made upfront payments under its lease agreements totaling $0.8 million, $0.5 million of which is included in other long-term assets on the balance sheet as of June 30, 2024 and December 31, 2023.

The Company paid $1.4 million in cash for operating leases, included in the operating activities section of the condensed statements of cash flows, for each of the six-month periods ended June 30, 2024, and 2023.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into

Boundless Bio, Inc.

Notes to Condensed Financial Statements

indemnification agreements with officers and members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs because of these indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its financial statements as of June 30, 2024 and December 31, 2023.

Litigation

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. There are no matters currently outstanding for which any liabilities have been accrued. The Company was not a defendant in any lawsuit for the six months ended June 30, 2024 and the year ended December 31, 2023.

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

Common Stock Issued for Conversion of Convertible Preferred Stock

Immediately prior to the closing of the IPO on April 2, 2024, the Company’s outstanding convertible preferred stock automatically converted into 14,740,840 shares of common stock, as adjusted for the reverse stock split. Following the closing of the IPO, no shares of convertible preferred stock were authorized or outstanding.

Rights, Preferences, and Privileges of Convertible Preferred Stock

The rights, preferences, and privileges of the previously outstanding convertible preferred stock are detailed in Note 9 of the notes to financial statements included the Prospectus.

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

Boundless Bio, Inc.

Notes to Condensed Financial Statements

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consisted of the following:

	As of June 30,	As of December 31,
	2024	2023
Conversion of outstanding convertible preferred stock	—	14,740,840
Common stock options issued and outstanding	4,188,436	2,813,937
Equity awards available for future issuance	2,279,257	861,155
Shares available for purchase under the ESPP	231,919	—
Total	6,699,612	18,415,932

11.
Stock Options and Stock-Based Compensation

Equity Incentive Plan

In March 2024, the Company adopted the 2024 Incentive Plan (as amended, the Plan), which has a term of ten years. The Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, dividend equivalents, restricted stock units, stock appreciation rights, and other stock or cash-based awards to its employees, consultants, and directors. Options granted under the Plan are exercisable at various dates as determined upon grant and will expire no more than 10 years from their date of grant. Stock options generally vest over terms of either 36 or 48 months. The exercise price of awards under the Plan shall not be less than 100% of the estimated fair market value of the Company’s stock on the date of grant. In addition, the Plan includes an “evergreen” provision whereby the number of shares of common stock available for issuance under the Plan will be increased annually on the first day of each calendar year during the term of the Plan, beginning in 2025, by an amount equal to the lesser of (i) 5% of the shares of common stock outstanding on the final day of the immediately preceding calendar year or (ii) such smaller number of shares as determined by the Company’s board of directors or an authorized committee of the board of directors. As of June 30, 2024, a total of 2,832,714 shares of common stock were authorized for issuance under the Plan. On June 30, 2024, 2,279,257 of these shares remain available for grant under the Plan.

Prior to the adoption of the Plan, the Company had awarded common stock options under the 2018 Equity Incentive Plan (as amended, the Predecessor Plan). Under the provisions of the Plan, the shares subject to awards issued under the Predecessor Plan that were outstanding as of March 27, 2024, and that are subsequently cancelled or forfeited, will become available for issuance under, and serve to increase the number of shares that may be issued under, the Plan.

Stock Options

Stock option activity under the Plan and certain other related information is as follows:

	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Term (years)	Aggregate- Intrinsic Value (in 000’s)
Balance as of December 31, 2023	2,813,937	$4.10	7.8	$562
Granted	1,393,744	$11.16
Exercised	(15,211)	$3.90
Forfeited and expired	(4,034)	$4.05
Balance as of June 30, 2024	4,188,436	$6.47	8.6	$166
Vested and expected to vest at June 30, 2024	4,188,436	$6.47	8.6	$166
Exercisable as of June 30, 2024	1,394,504	$4.55	7.6	$165

Aggregate intrinsic value in the above table is the difference between the estimated fair value of the Company’s common stock as of either June 30, 2024 or December 31, 2023, and the exercise price of stock options that had exercise prices below that value.

Boundless Bio, Inc.

Notes to Condensed Financial Statements

The options exercised during the three and six months ended June 30, 2024 had an intrinsic value at exercise of approximately $1,000 and $32,000, respectively. The options exercised during the three and six months ended June 30, 2023 had an intrinsic value at exercise of approximately $4,000 and $11,000, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development expenses	$888	$395	$1,412	$667
General and administrative expenses	1,247	532	2,051	875
Total stock-based compensation	$2,135	$927	$3,463	$1,542

As of June 30, 2024, unrecognized compensation cost related to outstanding time-based options was $21.2 million, which is expected to be recognized over a weighted-average period of 2.9 years.

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the stock options granted during the following periods were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Expected option life (in years)	6.0	6.0	6.0	6.0
Assumed volatility	91.3%	91.4%	94.9%	91.5%
Assumed risk-free interest rate	4.3%	3.9%	4.2%	3.9%
Expected dividend yield	—	—	—	—

The weighted-average grant date per share fair value of options granted during the three months ended June 30, 2024 and 2023 was $4.55 and $5.64, respectively. The weighted-average grant date per share fair value of options granted during the six months ended June 30, 2024 and 2023 was $11.59 and $5.64, respectively.

Employee Stock Purchase Plan

In March 2024, the Company’s board of directors adopted, and the Company’s stockholders approved, the Company’s 2024 Employee Stock Purchase Plan (the ESPP), which became effective in connection with the IPO. The ESPP permits participants to contribute up to a specified percentage of their eligible compensation during a series of offering periods of 24 months, each comprised of four six-month purchase periods, to purchase the Company’s common stock. The purchase price of the shares will be 85% of the fair market value of the Company’s common stock on the first day of trading of the applicable offering period or on the applicable purchase date, whichever is lower. A total of 231,919 shares of common stock were initially reserved for issuance under the ESPP. In addition, the ESPP includes an “evergreen” provision whereby the number of shares of common stock available for issuance under the ESPP will be increased annually on the first day of each calendar year during the term of the ESPP, beginning in 2025, by an amount equal to the lesser of (i) 1% of the shares of common stock outstanding on the final day of the immediately preceding calendar year or (ii) such smaller number of shares as determined by the Company’s board of directors or an authorized committee of the board of directors. The Company recognized stock-based compensation expense related to the ESPP of $0.3 million for both the three and six month periods ended June 30, 2024, and $0 during the three and six months ended June 30, 2023. As of June 30, 2024, the unrecognized compensation cost related to the ESPP was $0.8 million and is expected to be recognized as expense over approximately 1.29 years. As of June 30, 2024, $0.1 million has been withheld on behalf of employees for future purchases under the ESPP and is included in accrued compensation on the condensed balance sheets. The Company issued and sold no shares under the ESPP during the three and six months ended June 30, 2024 and 2023.

Boundless Bio, Inc.

Notes to Condensed Financial Statements

12.
Net Loss Per Common Share

The following table summarizes the computation of basic and diluted net loss per common share of the Company (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(16,976)	$(12,398)	$(32,406)	$(24,117)
Weighted-average shares of common stock used in computing net loss per share, basic and diluted	22,023	1,206	11,641	1,195
Net loss per share, basic and diluted	$(0.77)	$(10.28)	$(2.78)	$(20.18)

The Company excluded the following potential shares of its common stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	June 30,
	2024	2023
Conversion of outstanding convertible preferred stock	—	14,740,840
Options to purchase common stock	4,188,436	2,468,816
Options early exercised subject to future vesting	435	2,850
Total	4,188,871	17,212,506

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis and the unaudited interim financial statements included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2023 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Prospectus dated March 27, 2024 filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended (Securities Act), with the Securities and Exchange Commission (SEC) on March 28, 2024 (the Prospectus).

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategy, research and development plans, the anticipated timing, costs, design, and conduct of our ongoing and planned clinical trials and preclinical studies for our extrachromosomal DNA (ecDNA) directed therapeutic candidates (ecDTx), ecDNA diagnostic candidate, our other discovery program, the timing of expected data readouts, the impact on our cash runway of our streamlining efforts and the sufficiency of our cash position and such efforts to fund operations and initial clinical proof-of-concept data readouts, the potential safety and therapeutic benefits of our ecDTx, the timing and likelihood of regulatory filings and approvals for our ecDTx, our ability to commercialize our ecDTx, if approved, the pricing and reimbursement of our ecDTx, if approved, the potential to develop future ecDTx, the potential benefits of strategic collaborations and our intent to enter into any strategic arrangements, the timing and likelihood of success, plans, and objectives of management for future operations, future results of anticipated ecDTx development efforts, and the sufficiency of our cash position to fund operations and milestones, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements.

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

Our lead ecDTx, BBI-355, is a novel, oral, selective small molecule inhibitor of checkpoint kinase 1 (CHK1) being studied in the ongoing first-in-human, Phase 1/2 POTENTIATE clinical trial in patients with oncogene amplified cancers (clinicaltrials.gov identifier NCT05827614). As of July 22, 2024, no new safety signals have been observed, and there has been no evidence of combinatorial toxicity in the dose escalation cohorts evaluating BBI-355 in combination with either the EGFR inhibitor erlotinib or the FGFR inhibitor futibatinib. The initial pace of enrollment in the combination cohorts has been slower than anticipated. We have recently implemented multiple initiatives to help accelerate enrollment, including engaging with next-generation sequencing vendors to identify potential patients, adding new clinical sites in the United States, and preparing for the initiation of ex-U.S. sites. Based on current projections, we expect to have preliminary clinical proof-of-concept safety and antitumor activity data from the POTENTIATE trial in the second half of 2025.

Our second ecDTx, BBI-825, is a novel, oral, selective small molecule inhibitor of ribonucleotide reductase (RNR) being studied in the ongoing first-in-human, Phase 1/2 STARMAP clinical trial in colorectal cancer patients with BRAFV600E or KRASG12C mutations and resistance oncogene amplifications (clinicaltrials.gov identifier NCT06299761). Multiple dose levels have been completed in the single-agent, dose-escalation portion of the trial and, to date, BBI-825 has demonstrated oral bioavailability and has been generally well-tolerated. We expect to have preliminary clinical proof-of-concept safety and antitumor data from the STARMAP trial in the second half of 2025.

Our third ecDTx program, in the drug discovery stage, is directed at a previously undrugged kinesin target essential for ecDNA segregation and inheritance during cell division. We are advancing this program through drug discovery to candidate identification and expect to submit an Investigational New Drug application (IND) in the first half of 2026.

Through our Spyglass platform, we are able to identify and preclinically validate additional ecDNA-essential targets. In addition to our three ecDTx programs described above, we have preclinically validated multiple additional ecDNA targets and have initiated ecDTx drug discovery efforts to identify candidates against such targets. To date, all of our ecDTx have been discovered internally, and we retain global rights for all of our programs.

To assist in identifying patients that may benefit from our ecDTx, we have developed an ecDNA diagnostic test, internally called ECHO (ecDNA Harboring Oncogenes), to detect ecDNA in patient tumor samples via routine next generation sequencing (NGS) assays. In partnership with an in vitro diagnostic company, we developed and analytically validated the ecDNA diagnostic for use as a clinical trial assay in the PONTENTIATE trial. The U.S. Food and Drug Administration (FDA) has determined that the ecDNA diagnostic is a non-significant risk device when used in patient selection for the POTENTIATE trial, meaning that we will not be required to obtain FDA approval of an investigational device exemption for the use of the ecDNA diagnostic in this trial. Additionally, we have received institutional review board approval to use the ecDNA diagnostic in the POTENTIATE trial.

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

We have incurred significant operating losses since our inception and, as of June 30, 2024, we had an accumulated deficit of $168.5 million. We expect to continue to incur losses for the foreseeable future, and anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for, and potentially commercialize any of our ecDTx and seek to discover and develop additional ecDTx, develop our ecDNA diagnostic, conduct our ongoing and planned clinical trials and preclinical studies, continue our research and development activities, utilize third parties to manufacture our ecDTx and related raw materials, hire additional personnel, expand and protect our intellectual property, as well as incur additional costs associated with being a public company. If we obtain regulatory approval for any of our ecDTx, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials, preclinical studies, and our other research and development activities and capital expenditures.

In April 2024, we completed our initial public offering (IPO) pursuant to which we sold 6,250,000 shares of our common stock for gross proceeds of $100.0 million. Through June 30, 2024, we have raised a total of $353.6 million to fund our operations primarily from the gross proceeds from the sale and issuance of our convertible preferred stock and from our IPO. As of June 30, 2024, we had cash, cash equivalents, and short-term investments of $179.3 million. In August 2024, we announced our intention to scale back our early discovery efforts, including a modest reduction in workforce, to extend our operating runway. Based upon our current operating plans, we believe that our existing cash, cash equivalents, and short-term investments will be sufficient to fund our operations into the fourth quarter of 2026.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for each of the periods indicated (in thousands):

	Three months ended June 30,
	2024	2023	Change
Operating expenses:
Research and development	$14,735	$11,075	$3,660
General and administrative	4,656	2,885	1,771
Total operating expenses	19,391	13,960	5,431
Loss from operations	(19,391)	(13,960)	(5,431)
Other income, net:
Interest income	2,382	1,551	831
Other income, net	33	11	22
Total other income, net	2,415	1,562	853
Net loss	$(16,976)	$(12,398)	$(4,578)

Research and Development Expenses

The following table summarizes our R&D expenses for each of the periods indicated (in thousands):

	Three months ended June 30,
	2024	2023	Change
Direct program costs:
BBI-355	$2,761	$2,097	$664
BBI-825	3,325	1,352	1,973
Other development programs	1,068	1,054	14
Total direct program costs:	7,154	4,503	2,651
Indirect program costs
Personnel-related (including stock compensation)	4,573	3,268	1,305
Outside services and consulting	1,196	1,264	(68)
Lab and pharmacology supplies	642	935	(293)
Facilities-related (including depreciation)	710	732	(22)
Other indirect program costs	460	373	87
Total indirect program costs:	7,581	6,572	1,009
Total R&D expenses	$14,735	$11,075	$3,660

R&D expenses were $14.7 million for the three months ended June 30, 2024, compared to $11.1 million for the same period in 2023. The increase in R&D expenses was primarily due to a $2.7 million increase in direct program costs for our BBI-355, BBI-825, and other development programs, a $0.8 million increase in personnel-related costs due to an increase in personnel and annual salary increases, and $0.5 million of additional stock-based compensation, partially offset by a $0.3 million decrease in third-party services and other miscellaneous R&D costs.

General and Administrative Expenses

G&A expenses were $4.7 million for the three months ended June 30, 2024, compared to $2.9 million for the same period in 2023. The increase in G&A expenses was due to a $0.4 million increase in personnel-related costs resulting from an increase in personnel and annual salary increases, $0.7 million of additional stock-based compensation, an increase in professional service fees of $0.2 million, and a $0.5 million increase in other G&A costs.

Other Income, Net

Other income, net was $2.4 million and $1.6 million for the three months ended June 30, 2024 and 2023, respectively. The $0.9 million increase resulted from the additional interest income generated by our available-for-sale investment securities portfolio due to the net proceeds from the sale of our common stock in our IPO in April 2024, as well as the increase in market yields available for such investment securities in comparison to the prior year period.

Comparison of the Six Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for each of the periods indicated (in thousands):

	Six months ended June 30,
	2024	2023	Change
Operating expenses:
Research and development	$27,864	$20,577	$7,287
General and administrative	8,410	5,470	2,940
Total operating expenses	36,274	26,047	10,227
Loss from operations	(36,274)	(26,047)	(10,227)
Other income, net:
Interest income	3,803	1,914	1,889
Other income, net	65	16	49
Total other income, net	3,868	1,930	1,938
Net loss	$(32,406)	$(24,117)	$(8,289)

Research and Development Expenses

The following table summarizes our R&D expenses for each of the periods indicated (in thousands):

	Six months ended June 30,
	2024	2023	Change
Direct program costs:
BBI-355	$4,993	$3,895	$1,098
BBI-825	5,461	2,371	3,090
Other development programs	2,288	2,065	223
Total direct program costs:	12,742	8,331	4,411
Indirect program costs
Personnel-related (including stock compensation)	8,586	6,512	2,074
Outside services and consulting	2,981	2,022	959
Lab and pharmacology supplies	1,249	1,641	(392)
Facilities-related (including depreciation)	1,417	1,441	(24)
Other indirect program costs	889	630	259
Total indirect program costs:	15,122	12,246	2,876
Total R&D expenses	$27,864	$20,577	$7,287

R&D expenses were $27.9 million for the six months ended June 30, 2024, compared to $20.6 million for the same period in 2023. The increase in R&D expenses was primarily due to a $4.4 million increase in the direct program costs for our BBI-355, BBI-825, and other development programs, a $1.3 million increase in personnel-related costs resulting from an increase in headcount and salary increases, $0.7 million of additional stock-based compensation, and a $0.9 million increase in third-party services and other miscellaneous R&D costs.

General and Administrative Expenses

G&A expenses were $8.4 million for the six months ended June 30, 2024, compared to $5.5 million for the same period in 2023. The increase in G&A expenses was primarily due to a $0.7 million increase in personnel-related costs due to an increase in headcount and salary increases, $1.2 million of additional stock-based compensation, an increase in professional service fees of $0.4 million, and a $0.6 million increase in other G&A costs.

Other Income, Net

Other income, net was $3.9 million and $1.9 million for the six months ended June 30, 2024 and 2023, respectively. The $2.0 million increase resulted from the additional interest income generated by our available-for-sale investment securities portfolio due to the net proceeds from the sale of our common stock in our IPO in April 2024, as well as the increase in market yields available for such investment securities in comparison to the prior year period.

Liquidity and Capital Resources

Sources of Liquidity

Through June 30, 2024, we have raised a total of $353.6 million to fund our operations primarily from the gross proceeds from the sale and issuance of our convertible preferred stock and the sale and issuance of 6,250,000 shares of our common stock in our IPO in April 2024 for gross proceeds of $100.0 million.

Future Funding Requirements

As of June 30, 2024, we had cash, cash equivalents, and short-term investments of $179.3 million. Based upon our current operating plans, we believe that our existing cash, cash equivalents, and short-term investments will be sufficient to fund our operations into the fourth quarter of 2026. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting preclinical studies, manufacturing ecDTx, developing our ecDNA diagnostic, and testing ecDTx in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain.

We have incurred significant operating losses since our inception and, as of June 30, 2024, we had an accumulated deficit of $168.5 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for, and potentially commercialize any of our ecDTx and seek to discover, and develop additional ecDTx, conduct our ongoing and planned clinical trials and preclinical studies, continue our research and development activities, utilize third parties to manufacture our ecDTx and related raw materials, seek to develop our ecDNA diagnostic, hire additional personnel, expand and protect our intellectual property, as well as incur additional costs associated with being a public company. If we obtain regulatory approval for any of our ecDTx, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and preclinical studies and our other research and development activities and capital expenditures.

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

Cash Flows

The following table summarizes our cash flows for each of the periods indicated:

	Six months ended
	June 30,
	2024	2023	Change
Net cash used in operating activities	$(32,012)	$(22,980)	$(9,032)
Net cash used in investing activities	(50,054)	(46,355)	(3,699)
Net cash provided by financing activities	89,723	99,728	(10,005)
Net increase in cash, cash equivalents, and restricted cash	$7,657	$30,393	$(22,736)

Operating Activities

Net cash used in operating activities was $32.0 million and $23.0 million for the six months ended June 30, 2024 and 2023, respectively. The net cash used in operating activities during the six months ended June 30, 2024 was primarily due to our reported net loss of $32.4 million, net of noncash charges (including stock-based compensation expense, depreciation, and right-of-use asset amortization) totaling $2.6 million and a $2.2 million increase of our net operating assets. The net cash used in operating activities during the six months ended June 30, 2023 was primarily due to our reported net loss of $24.1 million and a $1.2 million increase in our net operating assets, adjusted for noncash charges (including stock-based compensation expense, depreciation) totaling $2.3 million. The increase in cash used in operations during the six months ended June 30, 2024 in comparison to the six months ended June 30, 2024 was primarily attributable to higher personnel-related costs and an increase in third-party spending associated with our discovery, development, and clinical activities.

Investing Activities

Investing activities consist primarily of the cash flows of purchases and maturities of investment securities and the cash outflow associated with purchases of property and equipment. Such activities resulted in a net outflow of funds of approximately $50.1 million during the six months ended June 30, 2024, primarily from the net purchases of our available-for-sale securities portfolio, and a net outflow of funds of $46.4 million during the six months ended June 30, 2023, primarily from net maturities of available-for-sale securities portfolio.

Financing Activities

Our financing activities consist of the proceeds from sales of common and preferred stock and, to a lesser extent, the exercise of common stock options by our employees and consultants. Net cash provided by financing activities was $89.7 million and $99.7 million during the six months ended June 30, 2024 and 2023, respectively. The increase in cash provided by financing activities for the first six months of 2024 was primarily due to the net proceeds from our IPO. The increase in cash provided by financing activities for the first six months of 2023 was primarily the result of the net proceeds from the sale of our Series C convertible preferred stock.

Contractual Obligations and Other Commitments

We lease office and lab space under lease agreements with varying expiration dates through 2034. As of June 30, 2024, total future aggregate operating lease commitments was $72.8 million. During the normal course of our business, we enter into contracts for research and professional services, and for the purchase of lab supplies used in our research activities. These contracts generally provide for termination after a notice period, and, therefore, are cancelable contracts and not separately presented.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in Part II, Item 1A, “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)
Recent Sales of Unregistered Securities.

None.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

From time to time, our officers (as defined in Rule 16a-1(f) of the Exchange Act) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended June 30, 2024, our officers or directors adopted, modified, or terminated such trading arrangements as set forth below.

	Action	Date	Trading Arrangement
			Rule 10b5-1*	Non-Rule 10b5‑1**	Total Shares Subject to Plan	Expiration Date
Jami Rubin, Chief Financial Officer	Adopt	May 23, 2024	X		9,000	April 29, 2025(1)
	Adopt	May 24, 2024	X		32,537	May 21, 2025(1)

Neil Abdollahian, Chief Business Officer
Jessica Oien, Chief Legal Officer and Corporate Secretary	Adopt	May 24, 2023	X	35,000	May 23, 2025(1)
Klaus Wagner, M.D., Ph.D., Chief Medical Officer	Adopt	May 24, 2024	X	68,000	April 30, 2025(1)
Chris Hassig, Ph.D., Chief Scientific Officer	Adopt	May 26, 2024	X	54,820	September 30, 2025(1)

____________________

* Intended to satisfy the affirmative defense of Rule 10b5-1(c)

** Not intended to satisfy the affirmative defense of Rule 10b5-1(c)

(1)
This trading plan may expire earlier if all transactions under the trading plan are completed before the scheduled expiration date.

Item 6. Exhibits.

Exhibit		Incorporated by Reference			Filed
Number	Description	Form	Date	Number	Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	4/2/24	3.1
3.2	Amended and Restated Bylaws	8-K	4/2/24	3.2
4.1	Specimen stock certificate evidencing the shares of common stock	S-1/A	3/21/24	4.1
4.2	Amended and Restated Investor Rights Agreement, dated April 5, 2023, by and among the Registrant and certain of its stockholders	S-1	3/6/24	4.2
10.1#	Non-Employee Director Compensation Program (as amended and restated effective June 20, 2024)				X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

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

Boundless Bio, Inc.

Date: August 12, 2024	By:	/s/ Zachary D. Hornby
Zachary D. Hornby
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2024	By:	/s/ Jami Rubin
Jami Rubin
Chief Financial Officer
(Principal Financial and Accounting Officer)