Form 10-Q
period 2024-09-30
Boundless Bio, Inc.
filed 2024-11-07
CIK 1782303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 6, 2024, the registrant had 22,300,043 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Boundless Bio, Inc.

Condensed Balance Sheets

(in thousands, except share and par value data)

	September 30, 2024	December 31, 2023
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$40,214	$23,706
Short-term investments	126,921	97,046
Prepaid expenses and other current assets	3,314	3,452
Total current assets	170,449	124,204
Property and equipment, net	3,959	2,573
Right-of-use asset, net	109	2,002
Restricted cash	560	560
Other assets	16	555
Total assets	$175,093	$129,894
Liabilities, convertible preferred stock, and stockholders’ equity / (deficit)
Current liabilities
Accounts payable and accrued liabilities	$7,041	$4,266
Accrued compensation	2,848	2,898
Lease liabilities, current portion	121	2,195
Total current liabilities	10,010	9,359
Commitments and contingencies (Note 8)
Convertible preferred stock, $0.0001 par value; no shares authorized, issued, or outstanding as of September 30, 2024; 287,446,844 shares authorized, issued, and outstanding as of December 31, 2023; liquidation preference of $252.1 million as of December 31, 2023	—	247,617
Stockholders’ equity / (deficit):
Preferred stock, $0.0001 par value; 70,000,000 shares authorized and no shares issued and outstanding as of September 30, 2024; no shares authorized and no shares issued and outstanding as of December 31, 2023	—	—
Common stock, $0.0001 par value; 700,000,000 shares authorized, 22,254,537 shares issued, and 22,254,465 shares outstanding as of September 30, 2024; 402,600,000 shares authorized, 1,248,493 shares issued, and 1,247,012 shares outstanding as of December 31, 2023	2	—
Additional paid-in-capital	349,869	8,987
Accumulated other comprehensive income	236	40
Accumulated deficit	(185,024)	(136,109)
Total stockholders’ equity / (deficit)	165,083	(127,082)
Total liabilities, convertible preferred stock, and stockholders’ equity / (deficit)	$175,093	$129,894

The accompanying notes are an integral part of these condensed financial statements.

Boundless Bio, Inc.

Condensed Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$14,089	$11,645	$41,953	$32,223
General and administrative	4,626	3,308	13,036	8,777
Total operating expenses	18,715	14,953	54,989	41,000
Loss from operations	(18,715)	(14,953)	(54,989)	(41,000)
Other income, net:
Interest income	2,174	1,748	5,977	3,662
Other income, net	32	32	97	48
Total other income, net	2,206	1,780	6,074	3,710
Net loss	$(16,509)	$(13,173)	$(48,915)	$(37,290)

Comprehensive loss:
Net loss	$(16,509)	$(13,173)	$(48,915)	$(37,290)
Unrealized gain on short-term investments	300	26	196	284
Comprehensive loss	$(16,209)	$(13,147)	$(48,719)	$(37,006)

Net loss per share, basic and diluted	$(0.74)	$(10.71)	$(3.22)	$(30.89)
Shares used in calculation	22,254	1,230	15,204	1,207

The accompanying notes are an integral part of these condensed financial statements.

Boundless Bio, Inc.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity / (Deficit)

(unaudited)

(in thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders' equity /
	Shares	Amount	Shares	Amount	capital	income/ (loss)	deficit	(deficit)
Balance at December 31, 2023	287,446,844	$247,617	1,247,012	$—	$8,987	$40	$(136,109)	$(127,082)
Vesting of early exercised stock options	—	—	522	—	2	—	—	2
Exercise of stock options	—	—	15,104	—	59	—	—	59
Stock-based compensation	—	—	—	—	1,328	—	—	1,328
Unrealized loss on short-term investments	—	—	—	—	—	(61)	—	(61)
Net loss	—	—	—	—	—	—	(15,430)	(15,430)
Balance at March 31, 2024	287,446,844	$247,617	1,262,638	$—	$10,376	$(21)	$(151,539)	$(141,184)
Issuance of common stock in initial public offering, net of $12,305 in discounts and offering costs	—	—	6,250,000	1	87,694	—	—	87,695
Conversion of convertible preferred stock into common stock upon initial public offering	(287,446,844)	(247,617)	14,740,840	1	247,616	—	—	247,617
Vesting of early exercised stock options	—	—	524	—	2	—	—	2
Exercise of stock options	—	—	100	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,135	—	—	2,135
Unrealized loss on short-term investments	—	—	—	—	—	(43)	—	(43)
Net loss	—	—	—	—	—	—	(16,976)	(16,976)
Balance at June 30, 2024	—	$-	22,254,102	$2	$347,823	$(64)	$(168,515)	$179,246
Vesting of early exercised stock options	—	—	363	—	1	—	—	1
Stock-based compensation	—	—	—	—	2,045	—	—	2,045
Unrealized gain on short-term investments	—	—	—	—	—	300	—	300
Net loss	—	—	—	—	—	—	(16,509)	(16,509)
Balance at September 30, 2024	—	$—	22,254,465	$2	$349,869	$236	$(185,024)	$165,083

The accompanying notes are an integral part of these condensed financial statements.

Boundless Bio, Inc.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity / (Deficit) - Continued

(unaudited)

(in thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders'
	Shares	Amount	Shares	Amount	capital	income/ (loss)	deficit	deficit

Balance at December 31, 2022	144,589,706	$147,946	1,167,240	$—	$5,377	$(398)	$(86,675)	(81,696)
Vesting of early exercised stock options	—	—	17,505	—	52	—	—	52
Exercise of stock options	—	—	9,195	—	31	—	—	31
Stock-based compensation	—	—	—	—	615	—	—	615
Unrealized gain on short-term investments	—	—	—	—	—	278	—	278
Net loss	—	—	—	—	—	—	(11,719)	(11,719)
Balance at March 31, 2023	144,589,706	$147,946	1,193,940	$—	$6,075	$(120)	$(98,394)	$(92,439)
Issuance of Series C convertible preferred stock, net of $329 in issuance costs	142,857,138	99,671	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	12,164	—	36	—	—	36
Exercise of stock options	—	—	7,209	—	26	—	—	26
Stock-based compensation	—	—	—	—	927	—	—	927
Unrealized loss on short-term investments	—	—	—	—	—	(20)	—	(20)
Net loss	—	—	—	—	—	—	(12,398)	(12,398)
Balance as of June 30, 2023	287,446,844	$247,617	1,213,313	$—	$7,064	$(140)	$(110,792)	$(103,868)
Vesting of early exercised stock options	—	—	842	—	3	—	—	3
Exercise of stock options	—	—	20,623	—	86	—	—	86
Stock-based compensation	—	—	—	—	883	—	—	883
Unrealized gain on short-term investments	—	—	—	—	—	26	—	26
Net loss	—	—	—	—	—	—	(13,173)	(13,173)
Balance as of September 30, 2023	287,446,844	$247,617	1,234,778	$—	$8,036	$(114)	$(123,965)	$(116,043)

The accompanying notes are an integral part of these condensed financial statements.

Boundless Bio, Inc.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(48,915)	$(37,290)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	5,508	2,425
Depreciation and amortization	790	710
Accretion of investments, net	(4,003)	(2,093)
Non-cash lease expense	1,894	1,673
Other	—	25
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,299)	(2)
Accounts payable and accrued liabilities	2,821	1,114
Operating lease liabilities	(2,074)	(1,731)
Net cash used in operating activities	(45,278)	(35,169)
Cash flows from investing activities
Purchases of investments	(161,029)	(132,703)
Maturities of investments	135,175	78,996
Purchases of property and equipment	(2,070)	(365)
Net cash used in investing activities	(27,924)	(54,072)
Cash flows from financing activities
Proceeds from the issuance of common stock from initial public offering, net of discounts	93,000	—
Payments of common stock offering costs	(3,349)	(533)
Proceeds from the issuance of convertible preferred stock	—	100,000
Convertible preferred stock issuance costs	—	(329)
Proceeds from the exercise of stock options	59	143
Net cash provided by financing activities	89,710	99,281
Net increase in cash and cash equivalents	16,508	10,040
Cash, cash equivalents, and restricted cash at beginning of period	24,266	11,484
Cash, cash equivalents, and restricted cash at end of period	$40,774	$21,524
Components of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$40,214	$20,964
Restricted cash	560	560
Cash, cash equivalents, and restricted cash at end of period	$40,774	$21,524
Non-cash investing and financing activities
Change in unpaid common stock issuance costs	$(197)	$1,304
Addition to ROU assets	$—	$282
Increase to ROU assets due to remeasurement of lease obligation	$—	$645
Vesting of early exercised stock options	$5	$91
Unpaid property and equipment purchases	$106	$65

The accompanying notes are an integral part of these condensed financial statements.

Boundless Bio, Inc.

Notes to Condensed Financial Statements (Unaudited)

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

In connection with the closing of its IPO, on April 2, 2024, the Company’s certificate of incorporation was amended and restated to authorize 700,000,000 shares of common stock, par value $0.0001 per share, and 70,000,000 shares of undesignated preferred stock, par value of $0.0001 per share.

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

Since inception, the Company has incurred significant operating losses and negative cash flows from its operations and expects that it will continue to do so into the foreseeable future as it continues its development of, seeks regulatory approval for, and potentially commercializes any of its ecDTx and seeks to discover and develop additional ecDTx, utilizes third parties to manufacture its ecDTx and related raw materials, seeks to develop its ecDNA diagnostic candidate, hires additional personnel, and expands and protects its intellectual property. If the Company obtains regulatory approval for any of its ecDTx, it expects to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. As of September 30, 2024, the Company had an accumulated deficit of $185.0 million and cash, cash equivalents, and short-term investments of $167.1 million. The Company believes that its existing cash, cash equivalents, and short-term investments will be sufficient to fund its operations for at least 12 months from the issuance date of these unaudited condensed financial statements.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. The financial statements are presented in U.S. dollars. Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Updates (ASU) promulgated by the Financial Accounting Standards Board (FASB).

Boundless Bio, Inc.

Notes to Condensed Financial Statements (Unaudited)

2.
Summary of Significant Accounting Policies

Unaudited Condensed Interim Financial Information

The condensed balance sheet as of September 30, 2024, the condensed statements of operations and comprehensive loss for the three and nine months ended September 30, 2024 and 2023, the condensed statements of convertible preferred stock and stockholders’ equity / (deficit) for the three and nine months ended September 30, 2024 and 2023, and the condensed statements of cash flows for the nine months ended September 30, 2024 and 2023 are unaudited. These unaudited condensed financial statements have been prepared on the same basis as the Company's annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to present fairly the Company’s financial position, results of operations, and cash flows for the interim period presented. The financial data and the other financial information contained in these notes to the condensed financial statements related to the three and nine months ended September 30, 2024 and 2023 are also unaudited. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other future annual or interim period.

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

The balance reflected in these financial statements as restricted cash represents a deposit account pledged as collateral to secure a standby letter of credit required as a security deposit on one of the Company’s leased facilities. The Company has classified the restricted cash as a noncurrent asset on its balance sheets as of September 30, 2024 and December 31, 2023.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to the concentration of credit risk, consist primarily of cash, cash equivalents, and investments. The Company maintains deposits in federally insured financial institutions which exceeded federally insured limits by $3.4 million as of September 30, 2024. Management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. The Company’s investment policy includes guidelines for the quality of the related institutions and financial instruments and defines allowable investments that the Company may invest in, which the Company believes minimizes its exposure to concentration of credit risk.

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

Boundless Bio, Inc.

Notes to Condensed Financial Statements (Unaudited)

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

Deferred Offering Costs and Common Stock Issuance Costs

The Company capitalizes certain legal, professional, accounting, and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ equity (deficit) as a reduction of proceeds generated as a result of the offering. As of September 30, 2024 and December 31, 2023, there were $0 and $2.2 million of deferred offering costs, respectively. At the closing of the IPO, the amounts recorded in deferred offering costs were reclassified to additional paid-in capital within stockholders' equity.

Segments

Operating segments are identified as components of an enterprise about which discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business as one operating segment.

Convertible Preferred Stock

The Company’s convertible preferred stock is classified as temporary equity in the accompanying balance sheet as of December 31, 2023 and excluded from stockholders’ equity / (deficit) as the potential redemption of such stock was outside the Company’s control and would have required the redemption of the then-outstanding convertible preferred stock. The convertible preferred stock was not redeemable except for in the event of a liquidation, dissolution, or winding up of the Company. Costs incurred in connection with the issuance of convertible preferred stock were recorded as a reduction of gross proceeds from issuance. The Company did not accrete the carrying values of the convertible preferred stock to the redemption values since the occurrence of these events was not considered probable as of December 31, 2023. Immediately prior to the closing of the IPO on April 2, 2024, the Company’s outstanding convertible preferred stock automatically converted into 14,740,840 shares of common stock. Following the closing of the IPO, no shares of convertible preferred stock were authorized or outstanding.

Net Loss Per Share

Basic net loss per common share attributable to common stockholders is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, without consideration of potentially dilutive securities. Diluted net loss per share attributable to common stockholders is calculated by dividing the net loss by the weighted-average number of shares of common stock and potentially dilutive securities outstanding during the period. The Company’s potentially dilutive securities, which include its options to purchase common stock, common stock subject to repurchase related to unvested restricted stock and options early exercised, and, for periods through April 2, 2024, convertible preferred stock, have been excluded from the calculation of diluted net loss per share as the effect would reduce the net loss per share. Therefore, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share is the same.

Recently Adopted Accounting Pronouncements

As of September 30, 2024, several new accounting pronouncements had been issued by the FASB with future adoption dates. All applicable accounting pronouncements will be adopted by the Company by the date required. Management is reviewing the impact of

Boundless Bio, Inc.

Notes to Condensed Financial Statements (Unaudited)

adoption of all pending accounting pronouncements but is not yet in a position to determine their impact on the Company’s financial statements and the notes thereto.

3.
Fair Value Measurements

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis and their respective input levels based on the fair value hierarchy described in Note 2 above (in thousands):

		Fair Value Measurements Using
As of September 30, 2024	Amount	Level 1	Level 2	Level 3
Assets
Money market funds (1)	$28,991	$28,991	$—	$—
U.S. government obligations (2)	125,980	—	125,980	—
Corporate debt securities (2)	8,399	—	8,399	—
Total fair value of assets	$163,370	$28,991	$134,379	$—

(1)
Included in cash and cash equivalents on the balance sheets.
(2)
Included in short-term investments on the balance sheets.

		Fair Value Measurements Using
As of December 31, 2023	Amount	Level 1	Level 2	Level 3
Assets
Money market funds (1)	$21,737	$21,737	$—	$—
U.S. government obligations (2)	92,143	—	92,143	—
Corporate debt securities (2)	4,903	—	4,903	—
Total fair value of assets	$118,783	$21,737	$97,046	$—

(1)
Included in cash and cash equivalents on the balance sheets.
(2)
Included in short-term investments on the balance sheets.

The Company’s money market funds are classified as Level 1 because they are valued using quoted market prices in active markets for identical assets. The Company’s investments consist of available-for-sale securities and are classified as Level 2 because their value is based on valuations using significant inputs derived from or corroborated by observable market data.

There were no transfers of assets between fair value levels for any period presented.

4.
Investments

The following tables summarize investments accounted for as available-for-sale securities (in thousands):

	As of September 30, 2024
	Acquisition Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$28,991	$—	$—	$28,991
U.S. government obligations	125,751	229	—	125,980
Corporate debt securities	8,392	7	—	8,399
Total cash equivalents and investments	$163,134	$236	$—	$163,370
Classified as:
Cash equivalents				$36,449
Short-term investments				126,921
Total cash equivalents and investments				$163,370

Boundless Bio, Inc.

Notes to Condensed Financial Statements (Unaudited)

	As of December 31, 2023
	Acquisition Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$21,737	$—	$—	$21,737
U.S. government obligations	92,106	58	(21)	92,143
Corporate debt securities	4,900	5	(2)	4,903
Total cash equivalents and investments	$118,743	$63	$(23)	$118,783
Classified as:
Cash equivalents				$21,737
Short-term investments				97,046
Total cash equivalents and investments				$118,783

On September 30, 2024 and December 31, 2023, the remaining contractual maturities of all the Company’s available-for-sale investments were less than 12 months. As of September 30, 2024 and December 31, 2023, the Company has not established an allowance for credit losses for any of its available-for-sale securities.

As of September 30, 2024, there were no available-for-sale securities in gross unrealized loss positions. As of December 31, 2023, there were 24 available-for-sale securities, with an estimated fair value of $40.3 million in gross unrealized loss positions. Based on its review of these investments as of December 31, 2023, the Company believed that the unrealized losses as of December 31, 2023 reflected the impact of the rising interest rate environment and were not other-than-temporary in nature.

5.
Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Lab equipment	$4,346	$4,264
Computers and software	853	833
Leasehold improvements	697	46
Furniture and fixtures	1,580	157
Total property and equipment	7,476	5,300
Less accumulated depreciation and amortization	3,517	2,727
Property and equipment, net	$3,959	$2,573

Depreciation and amortization expense related to property and equipment was $0.3 million and $0.8 million for the three and nine months ended September 30, 2024, respectively, and $0.2 million and $0.7 million for the three and nine months ended September 30, 2023, respectively.

6.
Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Accounts payable	$2,542	$2,222
Accrued research and development costs	3,427	1,575
Other accrued liabilities	1,072	469
Total accounts payable and accrued liabilities	$7,041	$4,266

Boundless Bio, Inc.

Notes to Condensed Financial Statements (Unaudited)

7.
Lease Agreements

2022 Lease

In March 2021, the Company entered into a non-cancelable operating lease for a facility in San Diego, California, which was amended in November 2021 (as amended, the 2022 Lease). The 2022 Lease had an initial term that ended in May 2024, which was amended such that the term now ends on the date occurring 14 days after the lease commencement date for the 2024 Lease (see below). The 2022 Lease provides for the rental of lab and office space, contains rent escalation provisions, and requires the Company to pay a portion of the operating costs related to the underlying multitenant facility. Rental payments under the 2022 Lease commenced in mid-January 2022. Based on information obtained from its landlord, the Company has recorded a right-of-use (ROU) asset and an associated lease obligation for the lab and office space leased under the 2022 Lease. The net ROU asset of $0.1 million and associated lease obligation of $0.1 million are reflected in the Company’s balance sheet as of September 30, 2024 and are estimates that will change should there be a change in the anticipated occupancy date of the property and associated campus underlying the 2024 Lease. The Company’s estimated incremental borrowing rate of approximately 8.0% was used in its present value calculation as the 2022 Lease does not have a stated rate and the implicit rate was not readily determinable.

The Company paid $2.1 million in cash for operating lease liabilities under the 2022 Lease, which is included in the operating activities section of the condensed statements of cash flows, during each of the nine-month periods ended September 30, 2024 and 2023. As of September 30, 2024, future minimum lease payments under the 2022 Lease are expected to total $0.1 million. All future payments under the 2022 Lease are expected to occur in 2024.

2024 Lease

In December 2021, the Company entered into a non-cancelable facility lease for approximately 80,000 square feet of lab and office space in La Jolla, California (the 2024 Lease). The facility to be occupied by the Company under the 2024 Lease will be built to the Company’s specifications; the 2024 Lease includes tenant improvement allowances totaling $22.0 million, repayment of which is included in the future minimum lease payments called for thereunder.

As of September 30, 2024, although construction of the property underlying the 2024 Lease was underway, the commencement date of the 2024 Lease had not yet been determined. The 2024 Lease has a 120-month term from the lease commencement date, with payments under the lease commencing after a six-month rent abatement period and continuing through the conclusion of the term. As of September 30, 2024, the landlord had advised the Company that this property would be available for occupancy in November 2024. For additional information, see Note 13. The 2024 Lease includes base lease payments totaling $71.9 million, as well as additional payment obligations for common area maintenance and property taxes. The Company has the right to extend the term of the 2024 Lease for an additional 60 months.

The Company made an upfront payment under the 2024 Lease of $0.5 million, which is included in prepaid expenses and other current assets on the balance sheet as of September 30, 2024 and December 31, 2023. Additionally, as a security deposit under the 2024 Lease, the Company is required to maintain a standby letter-of-credit in the amount of $0.5 million, which must remain in place until November 2034.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with officers and members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as officers or directors. The maximum potential future payments the Company could be required to make under these indemnification arrangements is, in many cases, unlimited. To date, the Company has not incurred any material costs because of these indemnifications. The Company has not accrued any liabilities related to

Boundless Bio, Inc.

Notes to Condensed Financial Statements (Unaudited)

such indemnification arrangements in its financial statements as of September 30, 2024 or December 31, 2023 because it determined the likelihood of incurring a payment obligation pursuant to such arrangements was not probable.

Litigation

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. There are no matters currently outstanding for which any liabilities have been accrued. The Company was not a defendant in any lawsuit for the nine months ended September 30, 2024 or the year ended December 31, 2023.

9.
Convertible Preferred Stock

Series A, B, and C Convertible Preferred Stock

The Company issued its previously outstanding convertible preferred stock in a series of transactions as follows:

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
•
In April 2021, 78,211,116 shares of Series B convertible preferred stock were issued for cash at a price of $1.35 per share, resulting in aggregate net proceeds of $105.3 million;
•
In April and May 2023, 142,857,138 shares of Series C convertible preferred stock were issued for cash at a price of $0.70 per share, resulting in aggregate net proceeds of $99.7 million.

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

Rights, Preferences, and Privileges of Convertible Preferred Stock

The rights, preferences, and privileges of the previously outstanding convertible preferred stock are detailed in Note 9 of the notes to financial statements included in the Prospectus.

10.
Common Stock

Common Stock Rights

The holder of each outstanding share of common stock is entitled to one vote on all matters submitted to a vote of the holders of common stock. Subject to the rights of the holders of any class of the Company’s capital stock having any preference or priority over common stock, the holders of common stock are entitled to receive dividends that are declared by the Company’s board of directors out of legally available funds. In the event of a liquidation, dissolution or winding-up, the holders of common stock are entitled to share ratably in the net assets remaining after payment of liabilities and the liquidation value of any class of the Company’s capital stock having any preference or priority over the common stock then outstanding, if any. The common stock has no preemptive rights, conversion rights, redemption rights, preference rights, or exchange rights, or sinking fund provisions, and there are no dividends in arrears or default. All shares of common stock have equal distribution, liquidation and voting rights.

Boundless Bio, Inc.

Notes to Condensed Financial Statements (Unaudited)

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consisted of the following:

	As of September 30,	As of December 31,
	2024	2023
Conversion of outstanding convertible preferred stock	—	14,740,840
Common stock options issued and outstanding	4,240,477	2,813,937
Equity awards available for future issuance	2,227,216	861,155
Shares available for purchase under the ESPP	231,919	—
Total	6,699,612	18,415,932

11.
Stock Options and Stock-Based Compensation

Equity Incentive Plan

In March 2024, the Company’s board of directors adopted, and the Company’s stockholders approved, the 2024 Incentive Award Plan (the Plan), which became effective in connection with the IPO and has a term of ten years. The Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, dividend equivalents, restricted stock units, stock appreciation rights, and other stock or cash-based awards to the Company's employees, consultants, and directors. Options granted under the Plan are exercisable at various dates as determined upon grant and will expire no more than 10 years from their date of grant. Stock options generally vest over terms of either 36 or 48 months. The exercise price of awards granted under the Plan shall not be less than 100% of the estimated fair market value of the Company’s common stock on the date of grant. In addition, the Plan includes an “evergreen” provision whereby the number of shares of common stock available for issuance under the Plan will be increased annually on the first day of each calendar year during the term of the Plan, beginning in 2025, by an amount equal to the lesser of (i) 5% of the shares of common stock outstanding on the final day of the immediately preceding calendar year or (ii) such number of shares as determined by the Company’s board of directors or an authorized committee of the board of directors. As of September 30, 2024, a total of 2,832,714 shares of common stock were authorized for issuance under the Plan. On September 30, 2024, 2,227,216 of these shares were available for grant under the Plan.

Prior to the adoption of the Plan, the Company had awarded common stock options under the 2018 Equity Incentive Plan (as amended, the Predecessor Plan). Under the provisions of the Plan, the shares subject to awards issued under the Predecessor Plan that were outstanding as of March 27, 2024, the effective date of the Plan, and that are subsequently cancelled or forfeited, will become available for issuance under, and will increase the number of shares that may be issued under, the Plan.

Repricing of Outstanding Options

In August 2024, the compensation committee of the Company’s board of directors, as administrator of the Plan and the Predecessor Plan, approved an option repricing, which was effective on August 19, 2024 (the Effective Date). The repricing applied to options to purchase up to an aggregate of 3,484,346 shares of the Company’s common stock with an exercise price per share in excess of the closing price per share of the Company’s common stock on the Effective Date, held by eligible employees of the Company that were granted under the Plan or the Predecessor Plan and were outstanding as of the Effective Date (the Repriced Options). As of the Effective Date, the exercise price of each of the Repriced Options was reduced to $3.56 per share, which was the closing price of the Company’s common stock on the Effective Date; provided, however, that if prior to the Premium End Date (as defined below), a Repriced Option is exercised or an employee’s employment or service with the Company terminates for any reason other than due to a Qualifying Termination (as defined below), the exercise price per share that applied to the Repriced Option immediately prior to the Effective Date will apply in lieu of the reduced exercise price. The “Premium End Date” means the earliest of: (1) August 19, 2026, (2) the date immediately prior to the closing of a Change in Control (as defined in the Plan), or (3) the date of the employee’s Qualifying Termination. A “Qualifying Termination” means (a) the involuntary termination of the employee’s employment by the Company due to a reduction in force (and other than for Cause (as defined in the Plan)), subject to the employee’s execution of an effective general release of claims in favor of the Company, (b) the employee’s death, or (c) termination of the employee’s employment by the Company following the employee’s Disability (as defined in the Plan). Except for the reduction in the exercise prices of the Repriced Options as described above, the Repriced Options retain their existing terms, including their respective original vesting schedules.

The repricing resulted in a total incremental non-cash stock-based compensation expense of $857,000, which was calculated using the Black-Scholes option-pricing model, of which $157,000 is associated with vested Repriced Options and will be recognized on a straight-line basis through the Premium End Date. The remaining $700,000 of the incremental non-cash stock-based compensation expense is associated with unvested Repriced Options and will be recognized as follows: (i) if the Premium End Date occurs later than the end of the remaining vesting period of the Repriced Option, the incremental cost will be amortized on a straight-line basis through

Boundless Bio, Inc.

Notes to Condensed Financial Statements (Unaudited)

the Premium End Date, or (ii) if the Premium End Date occurs earlier than the end of the remaining vesting period of the Repriced Option, the incremental cost will be amortized on a straight-line basis over the remaining vesting period.

During both the three and nine months ended September 30, 2024, the Company recognized incremental stock-based compensation expense totaling $34,000 associated with the repricing, which is included in general and administrative expense and research and development expense on the condensed statement of operations and comprehensive loss.

Stock Options

Stock option activity under the Plan and certain other related information is as follows:

	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Term (years)	Aggregate- Intrinsic Value (in 000’s)
Balance as of December 31, 2023	2,813,937	$4.10	7.8	$562
Granted	4,973,990	$7.71
Exercised	(15,211)	$3.90
Forfeited and expired	(3,532,239)	$6.42
Balance as of September 30, 2024	4,240,477	$6.42	8.4	$75
Vested and expected to vest at September 30, 2024	4,240,477	$6.42	8.4	$75
Exercisable as of September 30, 2024	1,653,773	$4.90	7.4	$75

Aggregate intrinsic value in the above table is the difference between the estimated fair value of the Company’s common stock as of either September 30, 2024 or December 31, 2023, and the exercise price of stock options that had exercise prices below that value. For the Repriced Options, the calculation of the weighted-average prices and intrinsic value information in the table above is based on the exercise price per share that applied immediately prior to the Effective Date of the repricing pending satisfaction of the requisite service requirement.

The options exercised during the three and nine months ended September 30, 2024 had an intrinsic value at exercise of approximately $0 and $32,000, respectively. The options exercised during the three and nine months ended September 30, 2023 had an intrinsic value at exercise of approximately $4,000 and $15,000, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development expenses	$801	$378	$2,214	$1,045
General and administrative expenses	1,244	505	3,294	1,380
Total stock-based compensation	$2,045	$883	$5,508	$2,425

As of September 30, 2024, unrecognized compensation cost related to outstanding time-based options was $20.1 million, which is expected to be recognized over a weighted-average period of 2.7 years.

Excluding any effect of the option repricing, the weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the stock options granted during the periods indicated in the table were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Expected option life (in years)	6.0	6.1	6.0	6.0
Assumed volatility	90.8%	95.7%	90.9%	92.2%
Assumed risk-free interest rate	3.8%	3.9%	3.9%	3.9%
Expected dividend yield	—	—	—	—

Boundless Bio, Inc.

Notes to Condensed Financial Statements (Unaudited)

Excluding any effect due to the option repricing, the weighted-average grant date per share fair value of options granted during the three months ended September 30, 2024 and 2023 was $7.25 and $3.23, respectively. The weighted-average grant date per share fair value of options granted during the nine months ended September 30, 2024 and 2023 was $7.20 and $5.80, respectively.

Employee Stock Purchase Plan

In March 2024, the Company’s board of directors adopted, and the Company’s stockholders approved, the Company’s 2024 Employee Stock Purchase Plan (the ESPP), which became effective in connection with the IPO. The ESPP permits participants to contribute up to a specified percentage of their eligible compensation during a series of offering periods of 24 months, each comprised of four six-month purchase periods, to purchase shares of the Company’s common stock. The purchase price of the shares will be 85% of the fair market value of the Company’s common stock on the first day of trading of the applicable offering period or on the applicable purchase date, whichever is lower. A total of 231,919 shares of common stock were initially reserved for issuance under the ESPP. In addition, the ESPP includes an “evergreen” provision whereby the number of shares of common stock available for issuance under the ESPP will be increased annually on the first day of each calendar year during the term of the ESPP, beginning in 2025, by an amount equal to the lesser of (i) 1% of the shares of common stock outstanding on the final day of the immediately preceding calendar year or (ii) such number of shares as determined by the Company’s board of directors or an authorized committee of the board of directors. The Company recognized stock-based compensation expense related to the ESPP of $0.1 million and $0.3 million during the three and nine month periods ended September 30, 2024, respectively, and $0 during each of the three and nine months ended September 30, 2023. As of September 30, 2024, the unrecognized compensation cost related to the ESPP was $0.7 million and is expected to be recognized as expense over approximately 1.29 years. As of September 30, 2024, $0.2 million has been withheld on behalf of employees for future purchases under the ESPP and is included in accrued compensation on the condensed balance sheets. The Company did not issue or sell any shares under the ESPP during either of the three or nine months ended September 30, 2024 and 2023.

12.
Net Loss Per Common Share

The following table summarizes the calculation of basic and diluted net loss per common share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(16,509)	$(13,173)	$(48,915)	$(37,290)
Weighted-average shares of common stock used in computing net loss per share, basic and diluted	22,254	1,230	15,204	1,207
Net loss per share, basic and diluted	$(0.74)	$(10.71)	$(3.22)	$(30.89)

The Company excluded the following potential shares of its common stock, presented based on amounts outstanding at each period end, from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	September 30,
	2024	2023
Conversion of outstanding convertible preferred stock	—	14,740,840
Options to purchase common stock	4,240,477	2,688,005
Options early exercised subject to future vesting	72	2,005
Total	4,240,549	17,430,850

13.
Subsequent Events

In November 2024, the 2024 Lease commenced and the Company recorded an ROU asset of $45.8 million and a related lease liability of $45.3 million. For additional information, see Note 7 above.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements, including statements regarding our future results of operations and financial position, business strategy, research and development plans, the anticipated timing, costs, design, and conduct of our ongoing and planned clinical trials and preclinical studies for our extrachromosomal DNA (ecDNA) directed therapeutic candidates (ecDTx), ecDNA diagnostic candidate, our other discovery program, the timing of expected data readouts, the potential safety and therapeutic benefits of our ecDTx, the timing and likelihood of regulatory filings and approvals for our ecDTx, our ability to commercialize our ecDTx, if approved, the pricing and reimbursement of our ecDTx, if approved, the potential to develop future ecDTx, the potential benefits of strategic collaborations and our intent to enter into any strategic arrangements, the timing and likelihood of success, plans, and objectives of management for future operations, future results of anticipated ecDTx development efforts, and the sufficiency of our cash position to fund operations and achievement of milestones, including initial clinical proof-of-concept data readouts.

In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” or “will” or the negative of these terms or other similar expressions. Our forward-looking statements are only predictions. We have based our forward-looking statements largely on our current expectations and projections about future events and financial and other trends that we believe may affect our business, financial condition, and results of operations. The forward-looking statements in this Quarterly Report speak only as of the date of the filing of this Quarterly Report with the SEC and are subject to a number of known and unknown risks, uncertainties, and assumptions, including, without limitation, the risk factors described in Part II, Item 1A, “Risk Factors” of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, filed with the SEC on May 13, 2024, which are incorporated herein by reference. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and our actual results, performance, or achievements could differ materially from those expressed or implied by our forward-looking statements. Given these uncertainties, you should not place undue reliance on any forward-looking statement. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances, or otherwise. All forward-looking statements are qualified in their entirety by this cautionary statement, which is made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

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

Our lead ecDTx, BBI-355, is a novel, oral, selective small molecule inhibitor of checkpoint kinase 1 (CHK1) being studied in the ongoing first-in-human, Phase 1/2 POTENTIATE clinical trial in patients with oncogene amplified cancers (clinicaltrials.gov identifier NCT05827614). As of September 30, 2024, no new safety signals have been observed. Based on current projections, we expect to have preliminary clinical proof-of-concept safety and antitumor activity data from the POTENTIATE trial in the second half of 2025.

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

To assist in identifying patients that may benefit from our ecDTx, we have developed an ecDNA diagnostic test, internally called ECHO (ecDNA Harboring Oncogenes), to detect ecDNA in patient tumor samples via routine next generation sequencing (NGS) assays. In partnership with an in vitro diagnostic company, we developed and analytically validated the ecDNA diagnostic test for use as a clinical trial assay in the PONTENTIATE trial. The U.S. Food and Drug Administration (FDA) has determined that the ecDNA diagnostic is a non-significant risk device when used in patient selection for the POTENTIATE trial, meaning that FDA approval of an investigational device exemption is not required for the use of the ecDNA diagnostic in this trial. We have received institutional review board approval for use of the ecDNA diagnostic as a clinical trial assay in the POTENTIATE trial.

Since we commenced operations in 2018, we have devoted substantially all of our efforts and resources to organizing and staffing our company, business planning, raising capital, building our proprietary Spyglass platform, discovering our ecDTx, developing our ecDNA diagnostic candidate, establishing our intellectual property portfolio, conducting research, preclinical studies, and clinical trials, establishing arrangements with third parties for the manufacture of our ecDTx and related raw materials, and providing general and administrative support for these operations.

We have incurred significant operating losses since our inception and, as of September 30, 2024, we had an accumulated deficit of $185.0 million. We expect to continue to incur losses for the foreseeable future, and anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for, and potentially commercialize any of our ecDTx, seek to discover and develop additional ecDTx, develop our ecDNA diagnostic, conduct our ongoing and planned clinical trials and preclinical studies, continue our research and development activities, utilize third parties to manufacture our ecDTx and related raw materials, hire additional personnel, seek to expand and protect our intellectual property, as well as incur additional costs associated with being a public company. If we obtain regulatory approval for any of our ecDTx, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials, preclinical studies, and our other research and development activities and capital expenditures.

In April 2024, we completed our initial public offering (IPO) pursuant to which we sold 6,250,000 shares of our common stock for gross proceeds of $100.0 million. Through September 30, 2024, we have raised a total of $353.6 million to fund our operations primarily from the gross proceeds from the sale and issuance of our convertible preferred stock and from our IPO. As of September 30, 2024, we had cash, cash equivalents, and short-term investments of $167.1 million. In August 2024, we announced our intention to scale back our early discovery efforts, including a modest reduction in workforce, to extend our operating runway and had implemented these planned cost reduction measures as of September 30, 2024. Based upon our current operating plans, we believe that our existing cash, cash equivalents, and short-term investments will be sufficient to fund our operations into the fourth quarter of 2026.

We do not have any products approved for sale and have not generated any revenue to date. We do not expect to generate any revenue from product sales until we successfully complete development and obtain regulatory approval for one or more of our ecDTx, which we expect will take a number of years and which may never occur. We will need substantial additional funding to support our continuing operations and pursue our long-term business plan, including to complete the development and commercialization of our ecDTx, if approved. Accordingly, until such time as we can generate significant revenue from sales of our ecDTx, if ever, we expect to finance our cash needs through equity offerings, debt financings, or other capital sources, including potential collaborations, licenses, and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce, or terminate our research and development programs or other operations, or grant rights to develop and market ecDTx that we would otherwise prefer to develop and market ourselves.

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

R&D expenses are recognized as incurred, and payments made prior to the receipt of goods or services to be used in R&D are capitalized until the goods or services are received. We use internal resources primarily to conduct our research and discovery activities, as well as for managing our preclinical development, process development, manufacturing, and clinical development activities. We track direct costs on a development program specific basis. Indirect costs are not included in program costs, as these costs are general in nature and benefit all of our discovery efforts and development programs.

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

We expect that our G&A expenses will increase substantially for the foreseeable future as we continue to increase our G&A headcount to support our continued R&D activities and, if any ecDTx receive marketing approval, commercialization activities, as well as to support our operations generally. We also expect to incur increased expenses related to audit, legal, regulatory, and tax-related services associated with maintaining compliance with securities exchange listing and SEC requirements, director and officer insurance premiums, and investor relations costs associated with operating as a public company.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income earned on our cash, cash equivalents, and investments.

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for each of the periods indicated (in thousands):

	Three Months Ended September 30,
	2024	2023	Change
Operating expenses:
Research and development	$14,089	$11,645	$2,444
General and administrative	4,626	3,308	1,318
Total operating expenses	18,715	14,953	3,762
Loss from operations	(18,715)	(14,953)	(3,762)
Other income, net:
Interest income	2,174	1,748	426
Other income, net	32	32	-
Total other income, net	2,206	1,780	426
Net loss	$(16,509)	$(13,173)	$(3,336)

Research and Development Expenses

The following table summarizes our R&D expenses for each of the periods indicated (in thousands):

	Three Months Ended September 30,
	2024	2023	Change
Direct program costs:
BBI-355	$2,354	$1,802	$552
BBI-825	3,246	2,093	1,153
Other development programs	1,640	1,490	150
Total direct program costs:	7,240	5,385	1,855
Indirect program costs
Personnel-related (including stock compensation)	4,485	3,572	913
Outside services and consulting	735	917	(182)
Lab and pharmacology supplies	439	760	(321)
Facilities-related (including depreciation)	708	692	16
Other indirect program costs	482	319	163
Total indirect program costs:	6,849	6,260	589
Total R&D expenses	$14,089	$11,645	$2,444

R&D expenses were $14.1 million for the three months ended September 30, 2024, compared to $11.6 million for the same period in 2023. The increase in R&D expenses was primarily due to a $1.9 million increase in direct program costs for our BBI-355, BBI-825, and other development programs, a $0.5 million increase in personnel-related costs due to an increase in personnel and annual salary increases, and $0.4 million of additional stock-based compensation, partially offset by a $0.5 million decrease in third-party services and other miscellaneous R&D costs.

General and Administrative Expenses

G&A expenses were $4.6 million for the three months ended September 30, 2024, compared to $3.3 million for the same period in 2023. The increase in G&A expenses was due to a $0.4 million increase in personnel-related costs resulting from an increase in personnel and annual salary increases, $0.7 million of additional stock-based compensation, and a $0.5 million increase in other G&A costs; partially offset by a decrease in professional service fees of $0.3 million.

Other Income, Net

Other income, net was $2.2 million and $1.8 million for the three months ended September 30, 2024 and 2023, respectively. The $0.4 million increase resulted from the additional interest income generated by our available-for-sale investment securities portfolio due to the net proceeds from the sale of our common stock in our IPO in April 2024, as well as the increase in market yields available for such investment securities in comparison to the prior year period.

Comparison of the Nine Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for each of the periods indicated (in thousands):

	Nine Months Ended September 30,
	2024	2023	Change
Operating expenses:
Research and development	$41,953	$32,223	$9,730
General and administrative	13,036	8,777	4,259
Total operating expenses	54,989	41,000	13,989
Loss from operations	(54,989)	(41,000)	(13,989)
Other income, net:
Interest income	5,977	3,662	2,315
Other income, net	97	48	49
Total other income, net	6,074	3,710	2,364
Net loss	$(48,915)	$(37,290)	$(11,625)

Research and Development Expenses

The following table summarizes our R&D expenses for each of the periods indicated (in thousands):

	Nine Months Ended September 30,
	2024	2023	Change
Direct program costs:
BBI-355	$7,347	$5,697	$1,650
BBI-825	8,707	4,464	4,243
Other development programs	4,093	3,555	538
Total direct program costs:	20,147	13,716	6,431
Indirect program costs
Personnel-related (including stock compensation)	13,071	10,084	2,987
Outside services and consulting	3,600	2,939	661
Lab and pharmacology supplies	1,639	2,401	(762)
Facilities-related (including depreciation)	2,125	2,133	(8)
Other indirect program costs	1,371	950	421
Total indirect program costs:	21,806	18,507	3,299
Total R&D expenses	$41,953	$32,223	$9,730

R&D expenses were $42.0 million for the nine months ended September 30, 2024, compared to $32.2 million for the same period in 2023. The increase in R&D expenses was primarily due to a $6.4 million increase in the direct program costs for our BBI-355, BBI-825, and other development programs, a $1.8 million increase in personnel-related costs resulting from an increase in headcount and salary increases, $1.2 million of additional stock-based compensation, and a $0.4 million increase in third-party services and other miscellaneous R&D costs.

General and Administrative Expenses

G&A expenses were $13.0 million for the nine months ended September 30, 2024, compared to $8.8 million for the same period in 2023. The increase in G&A expenses was primarily due to a $1.1 million increase in personnel-related costs due to an increase in headcount and salary increases, $1.9 million of additional stock-based compensation, an increase in professional service fees of $0.4 million, and a $0.8 million increase in other G&A costs.

Other Income, Net

Other income, net was $6.1 million and $3.7 million for the nine months ended September 30, 2024 and 2023, respectively. The $2.4 million increase resulted from the additional interest income generated by our available-for-sale investment securities portfolio due to the net proceeds from the sale of our common stock in our IPO in April 2024, as well as the increase in market yields available for such investment securities in comparison to the prior year period.

Liquidity and Capital Resources

Sources of Liquidity

Through September 30, 2024, we have raised a total of $353.6 million to fund our operations primarily from the gross proceeds from the sale and issuance of our convertible preferred stock and the sale and issuance of 6,250,000 shares of our common stock in our IPO in April 2024 for gross proceeds of $100.0 million.

Future Funding Requirements

As of September 30, 2024, we had cash, cash equivalents, and short-term investments of $167.1 million. Based upon our current operating plans, we believe that our existing cash, cash equivalents, and short-term investments will be sufficient to fund our operations into the fourth quarter of 2026. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting preclinical studies, manufacturing ecDTx, developing our ecDNA diagnostic, and testing ecDTx in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain.

We have incurred significant operating losses since our inception and, as of September 30, 2024, we had an accumulated deficit of $185.0 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for, and potentially commercialize any of our ecDTx, seek to discover and develop additional ecDTx, develop our ecDNA diagnostic, conduct our ongoing and planned clinical trials and preclinical studies, continue our research and development activities, utilize third parties to manufacture our ecDTx and related raw materials, hire additional personnel, seek to expand and protect our intellectual property, as well as incur additional costs associated with being a public company. If we obtain regulatory approval for any of our ecDTx, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials, preclinical studies, and our other research and development activities and capital expenditures.

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

We have no committed sources of capital. Until we can generate sufficient product revenue to finance our cash requirements, if ever, we expect to finance our future cash needs primarily through equity offerings, debt financings, or other capital sources, including potential collaborations, licenses, and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise additional funds through other collaborations or licensing arrangements with third parties, we may have to relinquish valuable rights to our future revenue streams, ecDTx, research programs, intellectual property or proprietary technology, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce, or terminate our R&D programs or other operations, or grant rights to develop and market ecDTx to third parties that we would otherwise prefer to develop and market ourselves, or on less favorable terms than we would otherwise choose.

Cash Flows

The following table summarizes our cash flows for each of the periods indicated:

	Nine Months Ended
	September 30,
	2024	2023	Change
Net cash used in operating activities	$(45,278)	$(35,169)	$(10,109)
Net cash used in investing activities	(27,924)	(54,072)	26,148
Net cash provided by financing activities	89,710	99,281	(9,571)
Net increase in cash, cash equivalents, and restricted cash	$16,508	$10,040	$6,468

Operating Activities

Net cash used in operating activities was $45.3 million and $35.2 million for the nine months ended September 30, 2024 and 2023, respectively. The net cash used in operating activities during the nine months ended September 30, 2024 was primarily due to our reported net loss of $48.9 million, net of noncash charges (including stock-based compensation expense, depreciation, and right-of-use asset amortization) totaling $4.2 million and a $0.6 million increase of our net operating assets. The net cash used in operating activities during the nine months ended September 30, 2023 was primarily due to our reported net loss of $37.3 million and a $0.6 million increase in our net operating assets, adjusted for noncash charges (including stock-based compensation expense, depreciation) totaling $2.7 million. The increase in cash used in operations during the nine months ended September 30, 2024 in comparison to the nine months ended September 30, 2024 was primarily attributable to higher personnel-related costs and an increase in third-party spending associated with our discovery, development, and clinical activities.

Investing Activities

Investing activities consist primarily of the cash flows of purchases and maturities of investment securities and the cash outflow associated with purchases of property and equipment. Such activities resulted in a net outflow of funds of approximately $27.9 million and $54.1 million during the nine months ended September 30, 2024 and 2023, respectively, primarily from the net purchases of our available-for-sale securities portfolio.

Financing Activities

Our financing activities consist of the proceeds from sales of our common and convertible preferred stock and, to a lesser extent, the exercise of common stock options by our employees and consultants. Net cash provided by financing activities was $89.7 million and $99.3 million during the nine months ended September 30, 2024 and 2023, respectively. The increase in cash provided by financing activities for the first nine months of 2024 was primarily due to the net proceeds from our IPO. The increase in cash provided by financing activities for the first nine months of 2023 was primarily the result of the net proceeds from the sale of our Series C convertible preferred stock.

Contractual Obligations and Other Commitments

We lease office and lab space under lease agreements with varying expiration dates through 2034. As of September 30, 2024, total future aggregate operating lease commitments was $72.3 million, which is exclusive of variable lease payments for common area maintenance and property taxes under the 2024 Lease. During the normal course of our business, we enter into contracts for research and professional services, and for the purchase of lab supplies used in our research activities. These contracts generally provide for termination after a notice period, and, therefore, are cancelable contracts and not separately presented.

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

Emerging Growth Company and Smaller Reporting Company Status

As an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (the JOBS Act), we can take advantage of an extended transition period for complying with new or revised accounting standards. This period allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this exemption from new or revised accounting standards and, therefore, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates. We also intend to rely on other exemptions provided by the JOBS Act, including without limitation, not being required to comply with the auditor attestation requirements of Section 404(b) of Sarbanes-Oxley for so long as we are exempt from doing so.

We will remain an emerging growth company until the earliest of (i) December 31, 2029, which is the last day of the fiscal year following the fifth anniversary of the consummation of our IPO; (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion; (iii) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year; or (iv) the date on which we have issued more than $1.0 billion in nonconvertible debt securities during the prior three-year period.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined by Rule 12b-2 under the Exchange Act and in Item 10(f)(1) of Regulation S-K, and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our principal executive officer and our principal financial and accounting officer, have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the

Exchange Act. Based on that evaluation, our principal executive officer and our principal financial and accounting officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

There currently is no material pending legal proceeding to which we are a party or to which any of our property is subject, and our management is not aware of any contemplated proceeding by any governmental authority against us. From time to time, we may become involved in legal proceedings or subject to claims incident to the ordinary course of business. Regardless of outcome, such proceedings or claims can have an adverse impact on us because of defense and settlement costs, diversion of resources, negative publicity, reputational harm, and other factors and there can be no assurances that favorable outcomes will be obtained.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in Part II, Item 1A, “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, together with all of the information in this Quarterly Report and the Prospectus, before making an investment decision to purchase or sell shares of our common stock. If any of those risks are realized, our business, financial condition, results of operations, and prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose part or all of your investment. There have been no material changes to the risk factors disclosed in Part II, Item 1A, “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)
Recent Sales of Unregistered Securities.

None.

(b)
Use of Proceeds.

On March 27, 2024, our registration statement on Form S-1 (File No. 333-277696), as amended, was declared effective by the SEC for our IPO. There has been no material change in the planned use of proceeds from the IPO from that described in the Prospectus.

(c)
Issuer Purchases of Equity Securities.

Not applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

From time to time, our officers (as defined in Rule 16a-1(f) of the Exchange Act) and directors may enter into or terminate Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended September 30, 2024, no officer or director adopted, modified, or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits.

Exhibit		Incorporated by Reference			Filed
Number	Description	Form	Date	Number	Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	4/2/24	3.1
3.2	Amended and Restated Bylaws	8-K	4/2/24	3.2
4.1	Specimen stock certificate evidencing the shares of common stock	S-1/A	3/21/24	4.1
4.2	Amended and Restated Investor Rights Agreement, dated April 5, 2023, by and among the Registrant and certain of its stockholders	S-1	3/6/24	4.2
10.1#	Severance Agreement and Release of All Claims, dated October 13, 2024, between Jamilu Rubin and the registrant				X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

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

Boundless Bio, Inc.

Date: November 7, 2024	By:	/s/ Zachary D. Hornby
Zachary D. Hornby
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2024	By:	/s/ David Hinkle
David Hinkle
Senior Vice President, Finance, Controller and Treasurer
(Principal Financial and Accounting Officer)