Form 10-Q
period 2025-03-31
Boundless Bio, Inc.
filed 2025-05-09
CIK 1782303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Former name, former address and former fiscal year, if changed since last report: N/A

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

As of May 6, 2025, the registrant had 22,385,611 shares of common stock, $0.0001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND MARKET AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements, including statements regarding our future results of operations and financial position, our use of the net proceeds from the initial public offering of our common stock, the period over which we estimate our cash position will be sufficient to fund our operations, the sufficiency of our cash position to fund achievement of milestones, including clinical data readouts and regulatory filings, the timing and likelihood of success, plans, and objectives of management for future operations, business strategy, research and development plans, the anticipated timing, costs, design, and conduct of our ongoing and planned clinical trials and preclinical studies for our extrachromosomal DNA (ecDNA) directed therapeutic candidates (ecDTx), ecDNA diagnostic, our other discovery programs, the timing of expected data readouts, the potential safety and therapeutic benefits of our ecDTx, the potential addressable patient populations for our ecDTx, the timing and likelihood of development candidate nominations from our discovery-stage programs, the timing and likelihood of regulatory filings and approvals for our ecDTx, expected regulatory approval pathways for our ecDTx and any ecDNA diagnostic, our ability to commercialize our ecDTx, if approved, the pricing and reimbursement of our ecDTx, if approved, potential competition for our ecDTx, the potential to develop future ecDTx, the potential benefits of strategic collaborations and our intent to enter into any strategic arrangements, our intellectual property and other market exclusivity strategies.

In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “would,” “target,” or “will” or the negative of these terms or other similar expressions. Our forward-looking statements are only predictions. We have based our forward-looking statements largely on our current expectations and projections about future events and financial and other trends that we believe may affect our business, financial condition, and results of operations based upon information available to us as of the date of this report. Such information may be limited or incomplete. These forward-looking statements speak only as of the date of this report and are subject to several risks, uncertainties, and assumptions, including, without limitation:

•
We have a limited operating history, have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future. We may never generate any revenue or become profitable or, if we achieve profitability, we may not be able to sustain it;
•
We will require substantial additional capital to finance our operations, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our ecDTx development programs, commercialization efforts, or other operations;
•
We are early in our development efforts and have only one ecDTx in clinical development. All of our other ecDTx programs are still in the preclinical or discovery stage. If we are unable to successfully develop, obtain regulatory approval, and ultimately commercialize any of our current or future ecDTx, or experience significant delays in doing so, our business will be materially harmed;
•
Our approach to treating cancer with oncogene amplifications by developing ecDTx directed against ecDNA is unproven, and we do not know whether we will be able to develop any products of commercial value, or if competing approaches will limit the commercial value of our ecDTx;
•
Clinical and preclinical development involves a lengthy and expensive process with uncertain timelines and outcomes, and the results of preclinical studies and early clinical trials are not necessarily predictive of future results. Our ecDTx may not achieve favorable results in clinical trials or preclinical studies or receive regulatory approval on a timely basis, if at all;
•
Any difficulties or delays in the commencement or completion, or the termination or suspension, of our current or planned clinical trials or preclinical studies could result in increased costs to us, delay or limit our ability to generate revenue, or adversely affect our commercial prospects;
•
Use of our ecDTx could be associated with side effects, adverse events, or other properties or safety risks, which could delay or preclude regulatory approval, cause us to suspend or discontinue clinical trials, abandon an ecDTx, limit the commercial profile of an approved label, or result in other significant negative consequences that could severely harm our business, financial condition, results of operations, and prospects;
•
If an ecDNA diagnostic is required to enable patient selection for one or more of our ecDTx and we are unable to successfully develop one, or if we experience significant delays in doing so, we may not realize the full commercial potential of our ecDTx;
•
Interim, topline, and preliminary data from our clinical trials and preclinical studies that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data;

•
Changes in methods of ecDTx manufacturing or formulation may result in additional costs or delay;
•
Changes at the U.S. Food and Drug Administration (FDA), the SEC, and other government agencies, including due to funding shortages, changes in leadership, changes in policy, significant personnel turnover, or global health concerns, that disrupt their ability to perform routine functions could delay or hinder clinical and preclinical development and potential marketing approval of our ecDTx and our ability to raise capital;
•
We rely on third parties to conduct our clinical trials and preclinical studies, to manufacture our ecDTx, and for ecDNA diagnostic development, and these third parties may not perform satisfactorily, which could delay, prevent, or impair our development or commercialization efforts;
•
We face significant competition from entities that have developed or may develop product candidates for cancer, including companies developing novel treatments and technology platforms. If our competitors develop and commercialize their product candidates more rapidly than we do, or their technologies or their product candidates are more effective, safer, or less expensive than our ecDTx, our business and our ability to develop and successfully commercialize ecDTx may be adversely affected;
•
Current and future healthcare reform legislation or regulation may increase the difficulty and cost for us to obtain coverage for and commercialize our ecDTx and may adversely affect the prices we may set;
•
If we are unable to obtain, maintain, defend, and enforce patent or other intellectual property protection for our ecDTx, ecDNA diagnostic, or technology, or if the scope of the patent or other intellectual property protection obtained is not sufficiently broad, our competitors or other third parties could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our ecDTx may be adversely affected;
•
Our information technology systems, or those of any of our service providers, may fail or suffer security incidents and other disruptions, which could result in a material disruption of our ecDTx development programs, compromise sensitive information related to our business, or prevent us from accessing critical information, potentially exposing us to liability or otherwise adversely affecting our business;
•
The trading price of the shares of our common stock could be highly volatile, and purchasers of our common stock could incur substantial losses;
•
If we fail in the future to satisfy the continued listing requirements of Nasdaq, Nasdaq may take steps to delist our common stock; and
•
Unstable market and economic conditions, including as a result of tariff and trade policy changes, inflation, high interest rates, declines in economic growth, geopolitical conflicts and events, or adverse developments with respect to financial institutions and associated liquidity risk, may have serious adverse consequences on our business, financial condition, results of operations, and stock price.

You should carefully read all of the risk factors described in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the U.S. Securities and Exchange Commission (SEC) on March 27, 2025 for a detailed description of material risks and uncertainties we face. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and our actual results, performance, or achievements could differ materially from those expressed or implied by our forward-looking statements due to these risks and uncertainties, among other things. We operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not place undue reliance on any forward-looking statement. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances, or otherwise. All forward-looking statements are qualified in their entirety by this cautionary statement, which is made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

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

This report also contains estimates and other statistical data made by independent parties and by us relating to potential market opportunity and other data about our industry and competitive position. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. Projections, assumptions and estimates of our future performance and the future performance of the markets in which we operate are necessarily subject to a high degree of uncertainty and risk, and are subject to change based on various factors, including those discussed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2024. These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties or by us.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Boundless Bio, Inc.

Condensed Balance Sheets

(in thousands, except par value data)

	March 31,	December 31,
	2025	2024
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$15,117	$26,587
Short-term investments	123,136	125,527
Prepaid expenses and other current assets	2,111	2,276
Total current assets	140,364	154,390
Property and equipment, net	4,085	4,321
Right-of-use asset, net	46,183	47,039
Restricted cash	560	560
Other assets	50	99
Total assets	$191,242	$206,409
Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$4,953	$5,354
Accrued compensation	1,123	2,781
Lease liabilities, current portion	262	—
Total current liabilities	6,338	8,135
Lease liabilities, non-current	48,312	47,632
Total liabilities	54,650	55,767
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.0001 par value; 70,000 shares authorized and no shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 700,000 shares authorized, 22,300 shares issued and outstanding as of March 31, 2025 and December 31, 2024	2	2
Additional paid-in-capital	353,788	351,991
Accumulated other comprehensive income	32	121
Accumulated deficit	(217,230)	(201,472)
Total stockholders’ equity	136,592	150,642
Total liabilities and stockholders’ equity	$191,242	$206,409

The accompanying notes are an integral part of these condensed financial statements.

Boundless Bio, Inc.

Condensed Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development	$12,138	$13,129
General and administrative	5,203	3,754
Total operating expenses	17,341	16,883
Loss from operations	(17,341)	(16,883)
Other income, net:
Interest income	1,585	1,421
Other income/ (loss), net	(2)	32
Total other income, net	1,583	1,453
Net loss	$(15,758)	$(15,430)

Comprehensive loss:
Net loss	$(15,758)	$(15,430)
Unrealized loss on short-term investments	(89)	(61)
Comprehensive loss	$(15,847)	$(15,491)

Net loss per share, basic and diluted	$(0.71)	$(12.27)
Shares used in calculation	22,300	1,258

The accompanying notes are an integral part of these condensed financial statements.

Boundless Bio, Inc.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity/ (Deficit)

(unaudited)

(in thousands)

	Convertible Preferred Stock		Common Stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders' equity/
	Shares	Amount	Shares	Amount	capital	income/ (loss)	deficit	(deficit)

Balance at December 31, 2024	—	$—	22,300	$2	$351,991	$121	$(201,472)	$150,642
Stock-based compensation	—	—	—	—	1,797	—	—	1,797
Unrealized loss on short-term investments	—	—	—	—	—	(89)	—	(89)
Net loss	—	—	—	—	—	—	(15,758)	(15,758)
Balance at March 31, 2025	—	$—	22,300	$2	$353,788	$32	$(217,230)	$136,592

Balance at December 31, 2023	287,447	$247,617	1,247	$—	$8,987	$40	$(136,109)	$(127,082)
Vesting of early exercised stock options	—	—	1	—	2	—	—	2
Exercise of stock options	—	—	15	—	59	—	—	59
Stock-based compensation	—	—	—	—	1,328	—	—	1,328
Unrealized loss on short-term investments	—	—	—	—	—	(61)	—	(61)
Net loss	—	—	—	—	—	—	(15,430)	(15,430)
Balance at March 31, 2024	287,447	$247,617	1,263	$—	$10,376	$(21)	$(151,539)	$(141,184)

The accompanying notes are an integral part of these condensed financial statements.

Boundless Bio, Inc.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(15,758)	$(15,430)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,797	1,328
Depreciation and amortization	317	263
Accretion of investments, net	(816)	(972)
Non-cash lease expense	857	618
Changes in operating assets and liabilities:
Prepaid expenses and other assets	214	(701)
Accounts payable and accrued liabilities	(2,083)	(210)
Operating lease liabilities	942	(672)
Net cash used in operating activities	(14,530)	(15,776)
Cash flows from investing activities
Purchases of investments	(52,625)	(21,025)
Maturities of investments	55,744	39,245
Purchases of property and equipment	(59)	(83)
Net cash provided by investing activities	3,060	18,137
Cash flows from financing activities
Payments of common stock offering costs	—	(983)
Proceeds from the exercise of stock options	—	59
Net cash used in financing activities	—	(924)
Net increase/ (decrease) in cash, cash equivalents, and restricted cash	(11,470)	1,437
Cash, cash equivalents, and restricted cash at beginning of period	27,147	24,266
Cash, cash equivalents, and restricted cash at end of period	$15,677	$25,703
Components of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$15,117	$25,143
Restricted cash	560	560
Cash, cash equivalents, and restricted cash at end of period	$15,677	$25,703
Non-cash investing and financing activities
Change in unpaid common stock issuance costs	$—	$2,144
Vesting of early exercised stock options	$—	$2
Unpaid property and equipment purchases	$22	$24

The accompanying notes are an integral part of these condensed financial statements.

Boundless Bio, Inc.

Notes to Condensed Financial Statements (Unaudited)

1.
Organization and Basis of Presentation

Description of Business

Boundless Bio, Inc. (the Company) is a clinical-stage precision oncology company dedicated to unlocking a new paradigm in cancer therapeutics that addresses the significant unmet need in patients with oncogene amplified tumors by interrogating extrachromosomal DNA (ecDNA). The Company is focused on identifying targets essential for ecDNA functionality in oncogene amplified cancer cells, then designing and developing small molecule drugs called ecDNA-directed therapeutic candidates (ecDTx) to inhibit those targets, with the aim to prevent cancer cells from using amplified oncogenes to grow, adapt, and become resistant to existing therapies. The Company was incorporated in the state of Delaware on April 10, 2018 and is headquartered in San Diego, California.

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

Reverse Stock Split

On March 19, 2024, the Company effected a one-for-19.5 reverse stock split of its issued and outstanding shares of common stock. Accordingly, all share and per share amounts for all periods presented in the accompanying unaudited condensed financial statements and these notes thereto have been adjusted retroactively, where applicable, to reflect this reverse stock split and adjustment of the conversion ratios for each series of the Company’s convertible preferred stock. The par value and the number of authorized shares of the convertible preferred stock and common stock were not adjusted in connection with the reverse stock split.

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

As of March 31, 2025, the Company had cash, cash equivalents, and short-term investments of $138.3 million. The Company believes that its existing cash, cash equivalents, and short-term investments will be sufficient to fund its operations for at least twelve months from the issuance date of the accompanying unaudited condensed financial statements.

Since inception, the Company has incurred significant operating losses and negative cash flows from its operations and expects that it will continue to do so into the foreseeable future as it continues its development of, seeks regulatory approval for, and potentially commercializes any of its ecDTx and seeks to discover and develop additional ecDTx, utilizes third parties to manufacture its ecDTx and related raw materials, seeks to develop its ecDNA diagnostic, and expands and protects its intellectual property. If the Company obtains regulatory approval for any of its ecDTx, it expects to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. The Company does not expect to generate any revenue from product sales until it successfully completes development of and obtains regulatory approval for one or more of its ecDTx, which the Company expects will take several years and may never occur. As of March 31, 2025, the Company had an accumulated deficit of $217.2 million, and, during the three months ended March 31, 2025, the Company incurred a net loss of $15.8 million and had negative cash flows from operations of $14.5 million. As the Company continues to pursue its business plan, it will need to acquire a substantial amount of additional funding until such time as it is able to generate significant revenues to fund its research and development activities and operations. Accordingly, the Company expects to finance its cash requirements through equity offerings, debt financings, or other capital sources, including

Boundless Bio, Inc.

Notes to Condensed Financial Statements (Unaudited)

potential collaborations, licenses, and other similar arrangements. There can be no assurance that the Company will be successful in acquiring additional funding or that any additional funding would be sufficient to continue operations in future periods.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (U.S. GAAP) and the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnote disclosures or other financial information that are normally required by U.S. GAAP have been condensed or omitted. The condensed financial statements are presented in U.S. dollars. Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Updates (ASU) promulgated by the Financial Accounting Standards Board (FASB).

The condensed balance sheet as of March 31, 2025, the condensed statements of operations and comprehensive loss for the three months ended March 31, 2025 and 2024, the condensed statements of convertible preferred stock and stockholders’ equity/ (deficit) for the three months ended March 31, 2025 and 2024, and the condensed statements of cash flows for the three months ended March 31, 2025 and 2024 are unaudited. These unaudited condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations, and cash flows for the interim period presented. The financial data and the other financial information contained in these notes to the condensed financial statements are also unaudited. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other future annual or interim period. The condensed balance sheet as of December 31, 2024 included herein was derived from the audited financial statements as of that date. The unaudited condensed financial statements and these notes thereto should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 27, 2025.

2.
Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in Note 2 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 27, 2025. There were no material changes to the Company’s significant accounting policies during the three months ended March 31, 2025.

Segment Reporting

Operating segments are identified as components of an enterprise about which discrete financial information is available for evaluation by the chief operating decision-maker (CODM) in making decisions regarding resource allocation and assessing performance. The Company operates and manages its business as one reporting and one operating segment, which is the business of designing and developing ecDTx, for which no revenue has been recorded. All of the Company’s long-lived assets are located in the United States. The Company’s CODM is its Chief Executive Officer. For purposes of assessing the Company’s financial performance and making resource allocation decisions, the CODM reviews total expenses, as well as expenses by nature.

Recent Accounting Pronouncements Not Yet Adopted

As of March 31, 2025, several new accounting pronouncements had been issued by the FASB with future adoption dates. All applicable accounting pronouncements will be adopted by the Company by the date required. Management is reviewing the impact of adoption of all pending accounting pronouncements but is not yet in a position to determine the impact on the Company’s condensed financial statements and the notes thereto.

Boundless Bio, Inc.

Notes to Condensed Financial Statements (Unaudited)

3.
Fair Value Measurements

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis and their respective input levels based on the fair value hierarchy described in Note 2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (in thousands):

		Fair Value Measurements Using
As of March 31, 2025	Amount	Level 1	Level 2	Level 3
Assets
Money market funds (1)	$10,640	$10,640	$—	$—
U.S. government obligations (2)	123,136	—	123,136	—
Total fair value of assets	$133,776	$10,640	$123,136	$—

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

4.
Investments

The following tables summarize investments accounted for as available-for-sale securities (in thousands):

	As of March 31, 2025
	Acquisition Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$10,640	$—	$—	$10,640
U.S. government obligations	123,104	37	(5)	123,136
Total cash equivalents and investments	$133,744	$37	$(5)	$133,776
Classified as:
Cash equivalents				$10,640
Short-term investments				123,136
Total cash equivalents and investments				$133,776

Boundless Bio, Inc.

Notes to Condensed Financial Statements (Unaudited)

	As of December 31, 2024
	Acquisition Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$24,889	$—	$—	$24,889
U.S. government obligations	118,170	121	(2)	118,289
Corporate debt securities	7,236	2	—	7,238
Total cash equivalents and investments	$150,295	$123	$(2)	$150,416
Classified as:
Cash equivalents				$24,889
Short-term investments				125,527
Total cash equivalents and investments				$150,416

On March 31, 2025 and December 31, 2024, the remaining contractual maturities of all the Company’s available-for-sale investments were less than 12 months. As of March 31, 2025 and December 31, 2024, the Company has not established an allowance for credit losses for any of its available-for-sale securities.

As of March 31, 2025, there were eight available-for-sale securities, with an estimated fair value of $24.8 million in gross unrealized loss positions. As of December 31, 2024, there was one available-for-sale security, with an estimated fair value of $8.0 million in a gross unrealized loss position. Based on its review of these investments, the Company believes that the unrealized losses reflect the impact of the rising interest rate environment and were not other-than-temporary in nature.

5.
Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2025	2024
	(unaudited)
Lab equipment	$4,363	$4,338
Computers and software	893	895
Leasehold improvements	1,020	981
Furniture and fixtures	1,834	1,816
Total property and equipment	8,110	8,030
Less accumulated depreciation and amortization	4,025	3,709
Property and equipment, net	$4,085	$4,321

Depreciation and amortization expense related to property and equipment was $0.3 million for the three months ended March 31, 2025 and 2024.

6.
Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2025	2024
	(unaudited)
Accounts payable	$1,366	$1,274
Accrued research and development costs	2,705	2,584
Other accrued liabilities	882	1,496
Total accounts payable and accrued liabilities	$4,953	$5,354

Boundless Bio, Inc.

Notes to Condensed Financial Statements (Unaudited)

7.
Lease Agreements

2024 Lease

In December 2021, the Company entered into a non-cancelable facility lease for approximately 80,168 square feet of lab and office space in San Diego, California (the 2024 Lease). The 2024 Lease commenced in November 2024 and has a 120-month term from the lease commencement date, with base rent payments under the lease commencing in July 2025, after an abatement period of 270 consecutive calendar days, and continuing through the conclusion of the term. The 2024 Lease includes base rent payments totaling $72.5 million, as well as additional payment obligations for common area maintenance and property taxes. The Company has the right to extend the term of the 2024 Lease for an additional 60 months; however, this option has not been included in the lease term as it is not reasonably assured of exercise. Additionally, as a security deposit under the 2024 Lease, the Company is required to maintain a standby letter-of-credit in the amount of $560,000, which must remain in place until November 2034 and is classified as restricted cash on the balance sheet. The Company has recorded an operating lease liability based on the present value of the lease payments using an estimated incremental borrowing rate of approximately 8.3% as the 2024 Lease does not have a stated rate and the implicit rate was not readily determinable, and a right-of-use (ROU) asset based on the corresponding operating lease liability. The net ROU asset and associated lease liability are reflected in the Company’s balance sheet as of March 31, 2025.

Operating leases

Lease expense under the 2024 Lease and a leasing arrangement for the Company’s prior corporate headquarters (lab and office space) that ended in November 2024 were approximately $2.3 million and $0.7 million, which includes operating lease costs of $1.9 million and $0.7 million, and variable lease costs of $0.4 million and $0 for the three months ended March 31, 2025 and 2024, respectively.

The Company paid $0.1 million and $0.7 million for operating leases that were included in the operating activities section of the condensed statements of cash flows for the three months ended March 31, 2025 and 2024, respectively. The remaining lease term and the discount rate of the Company’s operating lease was 9.6 years and 8.3% at March 31, 2025. The remaining lease term and the discount rate of the Company’s operating lease was 9.8 years and 8.3% at December 31, 2024. The remaining lease term does not include the renewal option. The 2024 Lease does not contain any material residual value guarantees or material restrictive covenants.

Future minimum lease payments under the 2024 Lease as of March 31, 2025, exclusive of future variable lease payments, are as follows (in thousands):

Year ending December 31,
2025 (remaining nine months)	$2,556
2026	7,056
2027	7,259
2028	7,469
2029	7,684
Thereafter	40,387
Total minimum lease payments	$72,411
Less: Amount representing interest	(23,837)
Operating lease liabilities	$48,574

Boundless Bio, Inc.

Notes to Condensed Financial Statements (Unaudited)

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with officers and members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as officers or directors. The maximum potential future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs because of these indemnifications. The Company has not accrued any liabilities related to such indemnification arrangements in its financial statements as of March 31, 2025 or December 31, 2024 because it determined the likelihood of incurring a payment obligation pursuant to such arrangements was not probable.

Litigation

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. There are no matters currently outstanding for which any liabilities have been accrued. The Company was not a defendant in any lawsuit for the three months ended March 31, 2025 or the year ended December 31, 2024.

9.
Common Stock

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2025	2024
	(unaudited)
Common stock options issued and outstanding	4,738	3,818
Equity awards available for future issuance	2,844	2,648
Shares available for purchase under employee stock purchase plan	410	187
Total	7,992	6,653

10.
Stock-Based Compensation

Equity Incentive Plan

In March 2024, the Company’s board of directors adopted, and the Company’s stockholders approved, the 2024 Incentive Award Plan (the Plan), which became effective in connection with the IPO and has a term of ten years. As of March 31, 2025, a total of 3,765,892 shares of common stock were authorized for issuance under the Plan, which includes a January 1, 2025 increase of 1,115,002 shares, pursuant to the evergreen provision of the Plan. See Note 11 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 for a description of the evergreen provision of the Plan. On March 31, 2025, 2,843,832 of these shares were available for grant under the Plan.

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

Boundless Bio, Inc.

Notes to Condensed Financial Statements (Unaudited)

In August 2024, the compensation committee of the Company’s board of directors, as administrator of the Plan and the Predecessor Plan, approved an option repricing (2024 Repricing), which was effective on August 19, 2024 (the Repricing Effective Date). The repricing applied to options to purchase up to an aggregate of 3,484,346 shares of the Company’s common stock with an exercise price per share in excess of the closing price per share of the Company’s common stock on the Repricing Effective Date, held by eligible employees of the Company that were granted under the Plan or the Predecessor Plan and were outstanding as of the Repricing Effective Date (the Repriced Options). See Note 11 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 for a description of the 2024 Repricing.

Stock Options

Stock option activity under the Plan and the Predecessor Plan and certain other related information is as follows (in thousands except weighted-average exercise price and remaining term):

	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Term (years)	Aggregate- Intrinsic Value
Balance as of December 31, 2024	3,818	$6.37	7.2	$—
Granted	1,262	$2.52
Exercised	—	$—
Forfeited and expired	(342)	$5.74
Balance as of March 31, 2025	4,738	$5.39	8.2	$—
Vested and expected to vest at March 31, 2025	4,738	$5.39	8.2	$—
Exercisable as of March 31, 2025	1,906	$5.26	6.8	$—

Aggregate intrinsic value in the above table is the difference between the estimated fair value of the Company’s common stock as of either March 31, 2025 or December 31, 2024, and the exercise price of stock options that had exercise prices below that value.

For the Repriced Options, the calculation of the weighted-average prices and intrinsic value information in the table above is based on the exercise price per share that applied immediately prior to the Repricing Effective Date pending satisfaction of the requisite service requirement.

The options exercised during the three months ended March 31, 2024 had an insignificant intrinsic value at exercise. No options were exercised during the three months ended March 31, 2025.

Employee Stock Purchase Plan

In March 2024, the Company’s board of directors adopted, and the Company’s stockholders approved, the Company’s 2024 Employee Stock Purchase Plan (ESPP), which became effective in connection with the IPO. On January 1, 2025, pursuant to the evergreen provision of the ESPP, the aggregate number of shares that may be issued under the ESPP was automatically increased by 223,000 shares to 454,919. See Note 11 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 for a description of the evergreen provision of the ESPP.

The Company recognized stock-based compensation expense related to the ESPP of $0.1 million and $0 for the three months ended March 31, 2025 and 2024, respectively.

The Company did not issue or sell any shares under the ESPP during the three months ended March 31, 2025 and 2024, respectively.

Boundless Bio, Inc.

Notes to Condensed Financial Statements (Unaudited)

Stock-Based Compensation Expense

Stock-based compensation expense, including the expense related to the ESPP, as recorded in the accompanying condensed statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$714	$524
General and administrative	1,083	804
Total stock-based compensation	$1,797	$1,328

As of March 31, 2025, unrecognized compensation cost related to outstanding stock options (all of which have time-based vesting) was $15.3 million, which is expected to be recognized over a weighted-average period of 2.8 years.

As of March 31, 2025, unrecognized compensation cost related to the ESPP was $0.8 million, which is expected to be recognized as expense over approximately 1.3 years.

Excluding any effect of the Repriced Options, the weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the stock options granted during the periods indicated in the table were as follows:

	Three Months Ended March 31,
	2025	2024
Expected option life (in years)	6.0	6.0
Assumed volatility	105.0%	95.0%
Assumed risk-free interest rate	4.5%	4.2%
Expected dividend yield	—	—

Excluding any effect due to the Repriced Options, the weighted-average grant date per share fair value of options granted during the three months ended March 31, 2025 and 2024 were $2.09 and $11.69, respectively.

11.
Net Loss Per Common Share

The following table summarizes the calculation of basic and diluted net loss per common share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended March 31,
	2025	2024
Net loss	$(15,758)	$(15,430)
Weighted-average shares of common stock used in computing net loss per share, basic and diluted	22,300	1,258
Net loss per share, basic and diluted	$(0.71)	$(12.27)

The Company excluded the following potential shares of its common stock, presented based on amounts outstanding at each period end, from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended March 31,
	2025	2024
Conversion of outstanding convertible preferred stock	—	14,741
Options to purchase common stock	4,738	4,170
Options early exercised subject to future vesting	—	1
Total	4,738	18,912

Boundless Bio, Inc.

Notes to Condensed Financial Statements (Unaudited)

12.
Segment Information

The CODM reviews the budget versus actual expense by nature of expense. The following table sets forth our segment loss disclosure for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
R&D – Compensation and benefits (1)	$3,294	$3,487
R&D – Clinical trial costs	2,850	2,596
R&D – Outsourced services & Consulting	2,382	4,679
R&D – Lab and pharmacology supplies	290	704
R&D – Other costs (2)	597	433
G&A – Compensation and benefits (1)	1,574	1,547
G&A – Professional service fees	997	793
G&A – Insurance	218	30
G&A – Other costs (3)	726	372
Facilities related	2,299	652
Stock-based compensation and depreciation	2,114	1,590
Total operating expense	17,341	16,883
Loss from operations	(17,341)	(16,883)
Interest and other income, net	1,583	1,453
Segment net loss	$(15,758)	$(15,430)

(1)
Excludes stock-based compensation expense.
(2)
Includes software expense, database subscriptions expense, lab service contract expense, travel expense, and other miscellaneous expenses.
(3)
Includes travel expense, public & investor relations expense, software expense, employee training & development expense, and other miscellaneous expenses.
13.
Subsequent Events

On April 1, 2025, the Company entered into an Open Market Sale AgreementSM (the Sales Agreement) with Jefferies LLC (the Agent), under which the Company may, from time to time, sell shares of the Company’s common stock in “at the market” offerings through or to the Agent, as sales agent or principal. The shares of common stock will be offered and issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-286302), including the Sales Agreement prospectus contained therein, filed with the SEC on April 1, 2025 and declared effective by the SEC on April 10, 2025. Pursuant to the Sales Agreement prospectus, the Company may sell shares of its common stock having an aggregate offering price of up to $14.5 million. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. The Agent will receive a commission from the Company of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sale Agreement.

The Company is not obligated to sell, and the Agent is not obligated to buy or sell, any shares of common stock under the Sales Agreement. No assurance can be given that the Company will sell any shares of common stock under the Sales Agreement, or, if it does, as to the price or amount of shares of common stock that it sells or the dates when such sales will take place. As of the date of this report, no shares have been sold under the Sales Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2024, included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 27, 2025. Unless the context requires otherwise, references in this report to “Boundless,” the “Company,” “we,” “us,” and “our” refer to Boundless Bio, Inc. In addition, in this report we refer to our extrachromosomal DNA directed therapeutic candidates as “ecDTx,” which are under clinical or preclinical investigation and which have not yet been approved for marketing by the FDA or any other regulatory authority.

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

Since we commenced operations in 2018, we have devoted substantially all of our efforts and resources to organizing and staffing our company, business planning, raising capital, building our proprietary Spyglass platform, discovering our ecDTx, developing our ecDNA diagnostic, establishing our intellectual property portfolio, conducting research, preclinical studies, and clinical trials, establishing arrangements with third parties for the manufacture of our ecDTx and related raw materials, and providing general and administrative support for these operations. During this time, we have incurred significant operating losses and, as of March 31, 2025, we had an accumulated deficit of $217.2 million. We expect to continue to incur losses for the foreseeable future, and anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for, and potentially commercialize any of our ecDTx, seek to discover and develop additional ecDTx, develop our ecDNA diagnostic, conduct our ongoing and planned clinical trials and preclinical studies, continue our research and development activities, utilize third parties to manufacture our ecDTx and related raw materials, seek to expand and protect our intellectual property, as well as incur additional costs associated with being a public company. If we obtain regulatory approval for any of our ecDTx, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials, preclinical studies, and our other research and development activities and capital expenditures.

Through March 31, 2025, we have raised a total of $353.7 million to fund our operations primarily from the gross proceeds from the sale and issuance of our convertible preferred and common stock. In April 2024, we completed our initial public offering, or IPO, pursuant to which we sold and issued 6,250,000 shares of our common stock, which generated gross proceeds of $100.0 million. As of March 31, 2025, we had cash, cash equivalents, and short-term investments of $138.3 million. Based upon our current operating plans, we believe that our existing cash, cash equivalents, and short-term investments will be sufficient to fund our operations into 2027. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. See “Liquidity and Capital Resources” below for more information.

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

ATM Sales Agreement

In April 2025, we entered into an Open Market Sale AgreementSM (the Sales Agreement) with Jefferies LLC (the Agent), under which we may, from time to time, sell shares of our common stock in “at the market” (ATM) offerings through or to the Agent, as sales agent or principal. See “Liquidity and Capital Resources” below for more information.

Macroeconomic, Political, and Regulatory Environment Considerations

Uncertainty in the United States and global macroeconomic, political, and regulatory environments present significant risks to our business. Our operating costs, ability to raise additional capital, and stock price could be materially and adversely affected by macroeconomic and geopolitical events and conditions outside of our control, including market volatility, high interest rates, inflation, tariffs and other trade barriers, slowed economic growth or recession, uncertainty with respect to the federal budget and debt ceiling and potential government shutdowns related thereto, liquidity concerns at financial institutions, supply chain disruptions, military conflicts, and other geopolitical events and instability. Further, one or more of our current service providers, manufacturers, clinical investigative sites, financial institutions, and other partners may be adversely affected by the foregoing risks, which could directly affect our ability to attain our operating goals on schedule and on budget.

In addition, FDA-regulated industries, such as ours, face uncertainty with regard to the regulatory environment we will face as we proceed with research and development and possibly in the future commercialization. Recent initiatives of the current U.S. presidential administration have resulted in significant voluntary and involuntary FDA staff departures and could impact the FDA’s ability to retain key personnel and hire additional personnel, which may result in delays or limitations on our ability to obtain guidance from agency staff and slow review times for applications we submit to obtain the requisite regulatory approvals in the future. Moreover, the new presidential administration has taken and may take additional future actions to freeze or reduce federal funding for medical research, which could decrease the ability of facilities that rely on such funding to conduct clinical trials or increase the costs to us of conducting clinical trials at those facilities. There remains general uncertainty regarding future activities. New executive orders, regulations, policies or guidance could be issued or promulgated that adversely affect us or create a more challenging or costly environment to pursue the development and commercialization of our ecDTx, including in areas relating to regulatory framework and oversight, research and development funding, drug pricing reform, global trade policy and tariffs.

Although, to date, our business has not been materially impacted, the ultimate impact of global economic and market conditions and changes in government agencies, regulations and policies remains highly uncertain and will depend on future developments and factors that continue to evolve. We closely monitor these ongoing developments and the potential impact of these factors on our business, operating expenses, and cash position and, if circumstances warrant, we may make adjustments to our operating plan. For more information regarding these risks and uncertainties, see Part I, Item 1A,“Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 27, 2025.

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

Although R&D activities are central to our business model, the successful development of our ecDTx is highly uncertain. There are numerous factors associated with the successful development of any ecDTx, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. In addition, future regulatory factors beyond our control may impact our clinical development programs. Product candidates in later stages of development generally have higher development costs than those in earlier stages of development. As a result, we expect that our R&D expenses will increase substantially for the foreseeable future as we continue to conduct our ongoing R&D activities, advance preclinical research programs toward clinical development, conduct clinical trials, and maintain, expand, protect, and enforce our intellectual property portfolio.

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
•
the costs of laboratory supplies and equipment and pharmacology supplies for our preclinical activities and clinical trials;
•
the extent of changes in government regulation and regulatory guidance;
•
disruptions at the FDA that hinder its ability to perform routine activities or function in the normal course;
•
the efficacy and safety profile of our ecDTx;
•
the timing, receipt, and terms of any approvals from applicable regulatory authorities; and
•
the extent to which we establish collaboration, license, or other arrangements.

A change in the outcome of any of these variables with respect to development of any of our ecDTx could significantly change the costs and timing associated with the development of that ecDTx. While we made a strategic decision in late 2024 not to advance the STARMAP clinical trial of BBI-825, we expect to incur significant R&D expenses in 2025 in connection with winding down that trial.

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

Other Income, Net

Other income, net consists primarily of interest income earned on our cash, cash equivalents, and investments.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table summarizes our results of operations for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Operating expenses:
Research and development	$12,138	$13,129	$(991)
General and administrative	5,203	3,754	1,449
Total operating expenses	17,341	16,883	458
Loss from operations	(17,341)	(16,883)	(458)
Other income, net:
Interest income	1,585	1,421	164
Other income/ (loss), net	(2)	32	(34)
Total other income, net	1,583	1,453	130
Net loss	$(15,758)	$(15,430)	$(328)

Research and Development Expenses

The following table summarizes our R&D expenses for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Direct program costs:
BBI-355	$2,954	$2,231	$723
BBI-825	1,146	2,136	(990)
Other development programs	801	1,220	(419)
Total direct program costs	4,901	5,587	(686)
Indirect program costs:
Personnel-related (including stock compensation)	4,027	4,013	14
Outside services and consulting	369	1,786	(1,417)
Lab and pharmacology supplies	234	607	(373)
Facilities-related (including depreciation)	2,010	707	1,303
Other indirect program costs	597	429	168
Total indirect program costs	7,237	7,542	(305)
Total R&D expenses	$12,138	$13,129	$(991)

R&D expenses were $12.1 million and $13.1 million for the three months ended March 31, 2025 and 2024, respectively. The $1.0 million decrease was primarily attributable to (i) a $0.7 million decrease in direct program costs, driven by reduced spending on our Phase 1/2 STARMAP clinical trial of BBI-825 and other development programs, partially offset by increased investment in our ongoing Phase 1/2 POTENTIATE clinical trial of BBI-355, (ii) a $1.4 million decrease in outside services and consulting costs, and (iii) a $0.4 million decrease in laboratory and pharmacology supply costs due to lower material needs in certain early-stage development programs. These decreases were partially offset by a $1.3 million increase in facilities-related expenses, primarily due to relocation of our corporate headquarters in the fourth quarter of 2024.

General and Administrative Expenses

G&A expenses were $5.2 million and $3.8 million for the three months ended March 31, 2025 and 2024, respectively. The $1.4 million increase in G&A expenses was primarily attributable to (i) a $0.5 million increase in facilities-related costs primarily due to relocation of our corporate headquarters in the fourth quarter of 2024, (ii) a $0.3 million increase of additional stock-based compensation primarily due to new option awards granted, (iii) a $0.2 million increase in costs primarily associated with operating as a public-traded company after our IPO in March 2024, and (iv) a $0.4 million increase in other G&A costs.

Other Income, Net

Other income, net was $1.6 million and $1.5 million for the three months ended March 31, 2025 and 2024, respectively. The $0.1 million increase resulted from the additional interest income generated by our available-for-sale investment securities portfolio due to the net proceeds from the sale of shares of our common stock in our IPO received in April 2024, which offset the decrease in market yields available for such investment securities in comparison to the prior year period.

Liquidity and Capital Resources

Sources of Liquidity

Through March 31, 2025, we have raised a total of $353.7 million to fund our operations primarily from the gross proceeds from the sale and issuance of shares of our convertible preferred stock prior to our IPO and the sale and issuance of 6,250,000 shares of our common stock in our IPO, which closed in April 2024. Our IPO generated gross proceeds of $100.0 million, which resulted in net proceeds to us of approximately $87.7 million, after deducting underwriting discounts and commissions and other offering expenses.

In April 2025, we entered into the Sales Agreement under which we may, from time to time, sell shares of our common stock in ATM offerings through or to the Agent, as sales agent or principal. The shares of common stock will be offered and issued pursuant to our shelf registration statement on Form S-3 (File No. 333-286302), including the Sales Agreement prospectus contained therein, filed with the SEC on April 1, 2025 and declared effective by the SEC on April 10, 2025. Pursuant to the Sales Agreement prospectus, we may sell shares of our common stock having an aggregate offering price of up to $14.5 million. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. The Agent will receive a commission from us of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. We are not obligated to sell, and the Agent is not obligated to buy or sell, any shares of our common stock under the Sales Agreement. No assurance can be given that we will sell any shares of our common stock under the Sales Agreement, or, if we do, as to the price or amount of shares of common stock that are sold or the dates when such sales will take place. As of the date of this report, no shares have been sold under the Sales Agreement.

Future Funding Requirements

As of March 31, 2025, we had cash, cash equivalents, and short-term investments of $138.3 million. Based upon our current operating plans, we believe that our existing cash, cash equivalents, and short-term investments will be sufficient to fund our operations into 2027. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting preclinical studies, manufacturing ecDTx, developing our ecDNA diagnostic, and testing ecDTx in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain.

We have incurred significant operating losses since our inception and, as of March 31, 2025, we had an accumulated deficit of $217.2 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for, and potentially commercialize any of our ecDTx, seek to discover and develop additional ecDTx, develop our ecDNA diagnostic, conduct our ongoing and planned clinical trials and preclinical studies, continue our research and development activities, utilize third parties to manufacture our ecDTx and related raw materials, seek to expand and protect our intellectual property, as well as incur additional costs associated with being a public company. If we obtain regulatory approval for any of our ecDTx, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials, preclinical studies, and our other research and development activities and capital expenditures.

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
•
the costs and timing of purchasing laboratory supplies and equipment and pharmacology supplies for our preclinical activities and clinical trials;
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

We have no committed sources of capital. Until we can generate sufficient product revenue to finance our cash requirements, if ever, we expect to finance our future cash needs primarily through equity offerings (including through the Sales Agreement), debt financings, or other capital sources, including potential collaborations, licenses, and other similar arrangements. However, we may be unable to raise additional funds or enter such other arrangements when needed on favorable terms or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise additional funds through other collaborations or licensing arrangements with third parties, we may have to relinquish valuable rights to our future revenue streams, ecDTx, research programs, intellectual property or proprietary technology, or grant licenses on terms that may not be favorable to us. Our ability to raise additional funds may be adversely impacted by global economic conditions, disruptions to, and volatility in, the credit and financial markets in the United States, inflation, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce, or terminate our R&D programs or other operations, or grant rights to develop and market ecDTx to third parties that we would otherwise prefer to develop and market ourselves, or on less favorable terms than we would otherwise choose.

Cash Flows

The following table summarizes our cash flows for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Net cash used in operating activities	$(14,530)	$(15,776)	$1,246
Net cash provided by investing activities	3,060	18,137	(15,077)
Net cash used in financing activities	—	(924)	924
Net increase/ (decrease) in cash, cash equivalents, and restricted cash	$(11,470)	$1,437	$(12,907)

Operating Activities

Net cash used in operating activities was $14.5 million and $15.8 million for the three months ended March 31, 2025 and 2024, respectively. The net cash used in operating activities during the three months ended March 31, 2025 was primarily due to our reported net loss of $15.8 million, net of noncash charges (including stock-based compensation expense, depreciation, and right-of-use asset amortization) totaling $2.2 million and a $0.9 million decrease of our net operating assets. The net cash used in operating activities during the three months ended March 31, 2024 was primarily due to our reported net loss of $15.4 million, net of noncash charges (including stock-based compensation expense, depreciation, and right-of-use asset amortization) totaling $1.2 million and a $1.6 million decrease of our net operating assets. The decrease in cash used in operations during the three months ended March 31, 2025 in comparison to the three months ended March 31, 2024 was primarily attributable a decrease in third-party spending associated with our discovery, development, and clinical activities.

Investing Activities

Investing activities consist primarily of the cash flows of purchases and maturities of investment securities and the cash outflow associated with purchases of property and equipment. Such activities resulted in a net inflow of funds of approximately $3.1 million and $18.1 million during the three months ended March 31, 2025 and 2024, respectively, primarily from the net maturities of our available-for-sale securities portfolio.

Financing Activities

Our financing activities relate to the offering and sale of shares of our common stock in our IPO and the exercise of common stock options by our employees and consultants. There was no cash provided by or used in financing activities during the three months ended March 31, 2025. Net cash used in financing activities was $0.9 million during the three months ended March 31, 2024 and was primarily due to payments made for deferred offering costs related to our IPO.

Contractual Obligations and Other Commitments

We lease office and lab space under a non-cancellable lease agreement that expires in October 2034. As of March 31, 2025, total future aggregate operating lease commitments was $72.4 million, which is exclusive of variable lease payments for common area maintenance and property taxes. Of this amount, approximately $2.6 million will be due over the remaining nine months of 2025 and approximately $7.1 million will be due in 2026, with the remainder due in periods from 2027 through 2034. See Note 7 to our unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information.

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

Critical Accounting Policies and Significant Estimates and Judgments

Our management’s discussion and analysis of our financial condition and results of operations are based on our unaudited condensed financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued R&D expenses and stock-based compensation expense. We base our estimates on historical experience, known trends and events, and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no material changes to our critical accounting policies and estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Estimates and Judgments” included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 27, 2025.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in Part I, Item 1A,“Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 27, 2025, together with all of the information in this Quarterly Report, before making an investment decision to purchase or sell shares of our common stock. If any of those risks are realized, our business, financial condition, results of operations, and prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose part or all of your investment. There have been no material changes to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 27, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)
Recent Sales of Unregistered Securities.

None.

(b)
Use of Proceeds.

On March 27, 2024, our registration statement on Form S-1 (File No. 333-277696), as amended, relating to our IPO was declared effective by the SEC.

There has been no material change in the planned use of proceeds from the IPO from that described in Part II, Item 5 of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 27, 2025.

(c)
Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

From time to time, our officers (as defined in Rule 16a-1(f) of the Exchange Act) and directors may enter into or terminate Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended March 31, 2025, our officers or directors adopted, modified, or terminated such trading arrangements as set forth below.

	Action	Date	Trading Arrangement
			Rule 10b5-1*	Non-Rule 10b5‑1**	Total Shares Subject to Plan	Expiration Date
Neil Abdollahian, former Chief Business Officer(1)	Terminate	January 29, 2025	X		32,537(2)	Not applicable

____________________

* Intended to satisfy the affirmative defense of Rule 10b5-1(c)

** Not intended to satisfy the affirmative defense of Rule 10b5-1(c)

(1)
Mr. Abdollahian’s employment ended on January 10, 2025.
(2)
No sales occurred pursuant to this trading plan prior to its termination.

Item 6. Exhibits.

Exhibit		Incorporated by Reference			Filed
Number	Description	Form	Date	Number	Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	4/2/2024	3.1
3.2	Amended and Restated Bylaws	8-K	4/2/2024	3.2
4.1	Specimen stock certificate evidencing the shares of common stock	S-1/A	3/21/2024	4.1
4.2	Amended and Restated Investor Rights Agreement, dated April 5, 2023, by and among the Registrant and certain of its stockholders	S-1	3/6/2024	4.2
10.1#	Non-Employee Director Compensation Program (as amended and restated effective March 27, 2025)				X
10.2#	Employment Offer Letter Agreement, dated January 27, 2025, between Robert Doebele, M.D. Ph.D. and the Registrant	10-K	3/27/2025	10.9
10.3(a)	Lease Agreement, dated December 20, 2021, between ARE-10933 NORTH TORREY PINES, LLC, and the Registrant				X
10.3(b)	First Amendment to the Lease Agreement, dated November 1, 2024, between ARE-10933 NORTH TORREY PINES, LLC, and the Registrant				X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

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

Boundless Bio, Inc.

Date: May 9, 2025	By:	/s/ Zachary D. Hornby
Zachary D. Hornby
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2025	By:	/s/ David Hinkle
David Hinkle
Senior Vice President, Finance, Controller and Treasurer
(Principal Financial and Accounting Officer)