Form 10-Q
period 2025-06-30
Boundless Bio, Inc.
filed 2025-08-05
CIK 1782303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 31, 2025, the registrant had 22,385,611 shares of common stock, $0.0001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND MARKET AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements, including statements regarding our future results of operations and financial position, our use of the net proceeds from the initial public offering of our common stock, the period over which we estimate our cash position will be sufficient to fund our operations, the sufficiency of our cash position to fund achievement of milestones, including clinical data readouts and regulatory submissions, the expected benefits of the portfolio prioritization we implemented in the second quarter of 2025, the timing and likelihood of success, plans, and objectives of management for future operations, business strategy, research and development plans, the anticipated timing, costs, design, and conduct of our ongoing and planned clinical trials and preclinical studies for our extrachromosomal DNA (ecDNA) directed therapeutic candidates (ecDTx), ecDNA diagnostic, our other discovery programs, the timing of expected data readouts, the potential safety and therapeutic benefits of our ecDTx, the potential addressable patient populations for our ecDTx, the likelihood of development candidate nominations from our discovery-stage programs, the potential to develop future ecDTx, the timing and likelihood of regulatory submissions, filings and approvals for our ecDTx, expected regulatory approval pathways for our ecDTx and any ecDNA diagnostic, our ability to commercialize our ecDTx, if approved, the pricing and reimbursement of our ecDTx, if approved, potential competition for our ecDTx, our intellectual property and other market exclusivity strategies, our intent regarding any strategic collaborations, licenses, or similar arrangements and the potential benefits of any such arrangements.

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
•
We are early in our development efforts and currently have only one active clinical trial, a combination of BBI-355 and BBI-825. All of our other ecDTx programs are still in the preclinical or discovery stage. If we are unable to successfully develop, obtain regulatory approval, and ultimately commercialize any of our current or future ecDTx, or experience significant delays in doing so, our business will be materially harmed;
•
Our approach to treating cancer with oncogene amplifications by developing ecDTx directed against ecDNA is novel and unproven, and we do not know whether we will be able to develop any products of commercial value, or if competing approaches will limit the commercial value of our ecDTx;
•
Clinical and preclinical development involves a lengthy and expensive process with uncertain timelines and outcomes, and the results of preclinical studies and early clinical trials are not necessarily predictive of future results. Our ecDTx have not achieved sufficiently favorable clinical results to date and may not achieve favorable results in ongoing or future clinical trials or preclinical studies or receive regulatory approval on a timely basis, if at all;
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
•
Changes at the U.S. Food and Drug Administration (FDA), the U.S. Securities and Exchange Commission (SEC), and other government agencies, including due to funding shortages, changes in leadership, changes in policy, significant personnel turnover, or global health concerns, that disrupt their ability to perform routine functions could delay or hinder clinical and preclinical development and potential marketing approval of our ecDTx and our ability to raise capital;
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
•
The trading volume and price of our common stock have been and may continue to be highly volatile, and purchasers of our common stock could incur substantial losses;
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

You should carefully read all of the risk factors described in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 27, 2025 (our 2024 10-K) for a detailed description of material risks and uncertainties we face. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and our actual results, performance, or achievements could differ materially from those expressed or implied by our forward-looking statements due to these risks and uncertainties, among other things. We operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not place undue reliance on any forward-looking statement. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances, or otherwise. All forward-looking statements are qualified in their entirety by this cautionary statement, which is made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

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

This report also contains estimates and other statistical data made by independent parties and by us relating to potential market opportunity and other data about our industry and competitive position. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. Projections, assumptions and estimates of our future performance and the future performance of the markets in which we operate are necessarily subject to a high degree of uncertainty and risk, and are subject to change based on various factors, including those discussed in Part I, Item 1A, “Risk Factors,” of our 2024 10-K. These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties or by us.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Boundless Bio, Inc.

Condensed Balance Sheets

(in thousands, except par value data)

	June 30,	December 31,
	2025	2024
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$14,697	$26,587
Short-term investments	112,451	125,527
Prepaid expenses and other current assets	2,542	2,276
Total current assets	129,690	154,390
Property and equipment, net	3,794	4,321
Right-of-use asset, net	45,365	47,039
Restricted cash	560	560
Other assets	44	99
Total assets	$179,453	$206,409
Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$5,855	$5,354
Accrued compensation	1,397	2,781
Lease liabilities, current portion	1,961	—
Total current liabilities	9,213	8,135
Lease liabilities, non-current	47,549	47,632
Total liabilities	56,762	55,767
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.0001 par value; 70,000 shares authorized and no shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 700,000 shares authorized at June 30, 2025 and December 31, 2024; 22,386 and 22,300 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	2	2
Additional paid-in-capital	355,598	351,991
Accumulated other comprehensive income/ (loss)	(4)	121
Accumulated deficit	(232,905)	(201,472)
Total stockholders’ equity	122,691	150,642
Total liabilities and stockholders’ equity	$179,453	$206,409

The accompanying notes are an integral part of these condensed financial statements.

Boundless Bio, Inc.

Condensed Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$12,218	$14,735	$24,355	$27,864
General and administrative	4,843	4,656	10,047	8,410
Total operating expenses	17,061	19,391	34,402	36,274
Loss from operations	(17,061)	(19,391)	(34,402)	(36,274)
Other income, net:
Interest income	1,386	2,382	2,971	3,803
Other income/ (expense), net	—	33	(2)	65
Total other income, net	1,386	2,415	2,969	3,868
Net loss	$(15,675)	$(16,976)	$(31,433)	$(32,406)

Comprehensive loss:
Net loss	$(15,675)	$(16,976)	$(31,433)	$(32,406)
Unrealized loss on short-term investments	(36)	(43)	(125)	(104)
Comprehensive loss	$(15,711)	$(17,019)	$(31,558)	$(32,510)

Net loss per share, basic and diluted	$(0.70)	$(0.77)	$(1.41)	$(2.78)
Shares used in calculation	22,356	22,023	22,328	11,641

The accompanying notes are an integral part of these condensed financial statements.

Boundless Bio, Inc.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity/ (Deficit)

(unaudited)

(in thousands)

	Convertible Preferred Stock		Common Stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders' equity/
	Shares	Amount	Shares	Amount	capital	income/ (loss)	deficit	(deficit)

Balance at December 31, 2024	—	$—	22,300	$2	$351,991	$121	$(201,472)	$150,642
Stock-based compensation	—	—	—	—	1,797	—	—	1,797
Unrealized loss on short-term investments	—	—	—	—	—	(89)	—	(89)
Net loss	—	—	—	—	—	—	(15,758)	(15,758)
Balance at March 31, 2025	—	$—	22,300	$2	$353,788	$32	$(217,230)	$136,592
Stock-based compensation	—	—	—	—	1,693	—	—	1,693
Issuance of common stock under the Employee Stock Purchase Plan	—	—	86	—	117	—	—	117
Unrealized loss on short-term investments	—	—	—	—	—	(36)	—	(36)
Net loss	—	—	—	—	—	—	(15,675)	(15,675)
Balance at June 30, 2025	—	$—	22,386	$2	$355,598	$(4)	$(232,905)	$122,691

Balance at December 31, 2023	287,447	$247,617	1,247	$—	$8,987	$40	$(136,109)	$(127,082)
Vesting of early exercised stock options	—	—	1	—	2	—	—	2
Exercise of stock options	—	—	15	—	59	—	—	59
Stock-based compensation	—	—	—	—	1,328	—	—	1,328
Unrealized loss on short-term investments	—	—	—	—	—	(61)	—	(61)
Net loss	—	—	—	—	—	—	(15,430)	(15,430)
Balance at March 31, 2024	287,447	$247,617	1,263	$—	$10,376	$(21)	$(151,539)	$(141,184)
Issuance of common stock in initial public offering, net of $12,305 in discounts and offering costs	—	—	6,250	1	87,694	—	—	87,695
Conversion of convertible preferred stock into common stock upon initial public offering	(287,447)	(247,617)	14,741	1	247,616	—	—	247,617
Vesting of early exercised stock options	—	—	—	—	2	—	—	2
Stock-based compensation	—	—	—	—	2,135	—	—	2,135
Unrealized loss on short-term investments	—	—	—	—	—	(43)	—	(43)
Net loss	—	—	—	—	—	—	(16,976)	(16,976)
Balance at June 30, 2024	—	$—	22,254	$2	$347,823	$(64)	$(168,515)	$179,246

The accompanying notes are an integral part of these condensed financial statements.

Boundless Bio, Inc.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(31,433)	$(32,406)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,490	3,463
Depreciation and amortization	634	528
Accretion of investments, net	(1,508)	(2,676)
Non-cash lease expense	1,674	1,249
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(210)	(1,849)
Accounts payable and accrued liabilities	(884)	1,037
Operating lease liabilities	1,878	(1,358)
Net cash used in operating activities	(26,359)	(32,012)
Cash flows from investing activities
Purchases of investments	(96,285)	(124,652)
Maturities of investments	110,744	76,185
Purchases of property and equipment	(107)	(1,587)
Net cash provided by/ (used in) investing activities	14,352	(50,054)
Cash flows from financing activities
Proceeds from the issuance of common stock from initial public offering, net of discounts	—	93,000
Payments of common stock offering costs	—	(3,336)
Proceeds from the exercise of stock options	—	59
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	117	—
Net cash provided by financing activities	117	89,723
Net increase/ (decrease) in cash, cash equivalents, and restricted cash	(11,890)	7,657
Cash, cash equivalents, and restricted cash at beginning of period	27,147	24,266
Cash, cash equivalents, and restricted cash at end of period	$15,257	$31,923
Components of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$14,697	$31,363
Restricted cash	560	560
Cash, cash equivalents, and restricted cash at end of period	$15,257	$31,923
Non-cash investing and financing activities
Change in unpaid common stock issuance costs	$—	$(183)
Vesting of early exercised stock options	$—	$4
Unpaid property and equipment purchases	$—	$107

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

ATM Offering

On April 1, 2025, the Company entered into an Open Market Sale AgreementSM (the Sales Agreement) with Jefferies LLC (the Agent), under which the Company may, from time to time, sell shares of the Company’s common stock in “at the market” (ATM) offerings through or to the Agent, as sales agent or principal. The shares of common stock will be offered and issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-286302), including the Sales Agreement prospectus contained therein, filed with the Securities and Exchange Commission (SEC) on April 1, 2025 and declared effective by the SEC on April 10, 2025. Pursuant to the Sales Agreement prospectus, the Company may sell shares of its common stock having an aggregate offering price of up to $14.5 million. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. The Agent will receive a commission from the Company of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sale Agreement. The Company is not obligated to sell, and the Agent is not obligated to buy or sell, any shares of common stock under the Sales Agreement. No assurance can be given that the Company will sell any shares of common stock under the Sales Agreement, or, if it does, as to the price or amount of shares of common stock that it sells or the dates when such sales will take place. As of June 30, 2025, no shares had been sold under the Sales Agreement.

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

As of June 30, 2025, the Company had cash, cash equivalents, and short-term investments of $127.1 million. The Company believes that its existing cash, cash equivalents, and short-term investments will be sufficient to fund its operations for at least twelve months from the issuance date of the accompanying unaudited condensed financial statements.

Since inception, the Company has incurred significant operating losses and negative cash flows from its operations and expects that it will continue to do so into the foreseeable future as it continues its development of, seeks regulatory approval for, and potentially commercializes any of its ecDTx and seeks to discover and develop additional ecDTx, utilizes third parties to manufacture its ecDTx and related raw materials, seeks to develop its ecDNA diagnostic, and expands and protects its intellectual property. If the Company obtains regulatory approval for any of its ecDTx, it expects to incur significant commercialization expenses related to product sales,

Boundless Bio, Inc.

Notes to Condensed Financial Statements (Unaudited)

marketing, manufacturing, and distribution. The Company does not expect to generate any revenue from product sales until it successfully completes development of and obtains regulatory approval for one or more of its ecDTx, which the Company expects will take several years and may never occur. As of June 30, 2025, the Company had an accumulated deficit of $232.9 million, and, during the six months ended June 30, 2025, the Company incurred a net loss of $31.4 million and had negative cash flows from operations of $26.4 million. As the Company continues to pursue its business plan, it will need to acquire a substantial amount of additional funding until such time as it is able to generate significant revenues to fund its research and development activities and operations. Accordingly, the Company expects to finance its cash requirements through equity offerings, debt financings, or other capital sources, including potential collaborations, licenses, and other similar arrangements. There can be no assurance that the Company will be successful in acquiring additional funding or that any additional funding would be sufficient to continue operations in future periods.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (U.S. GAAP) and the requirements of the SEC for interim reporting. As permitted under those rules, certain footnote disclosures or other financial information that are normally required by U.S. GAAP have been condensed or omitted. The condensed financial statements are presented in U.S. dollars. Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Updates (ASU) promulgated by the Financial Accounting Standards Board (FASB).

The condensed balance sheet as of June 30, 2025, the condensed statements of operations and comprehensive loss for the six months ended June 30, 2025 and 2024, the condensed statements of convertible preferred stock and stockholders’ equity/ (deficit) for the six months ended June 30, 2025 and 2024, and the condensed statements of cash flows for the six months ended June 30, 2025 and 2024 are unaudited. These unaudited condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations, and cash flows for the interim period presented. The financial data and the other financial information contained in these notes to the condensed financial statements are also unaudited. The results of operations for the six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other future annual or interim period. The condensed balance sheet as of December 31, 2024 included herein was derived from the audited financial statements as of that date. The unaudited condensed financial statements and these notes thereto should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K (2024 10-K) for the year ended December 31, 2024 filed with the SEC on March 27, 2025.

2.
Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in Note 2 to the audited financial statements included in the Company’s 2024 10-K. There were no material changes to the Company’s significant accounting policies during the six months ended June 30, 2025.

The Company qualifies as an “emerging growth company” (EGC) as defined in the Jumpstart Our Business Startups Act of 2012, as amended (JOBS Act). The JOBS Act permits EGCs such as the Company to take advantage of an extended transition period to comply with new or revised financial accounting standards applicable to public companies until those standards would otherwise apply to nonpublic companies. The Company has elected not to “opt out” of such extended transition period, which means that when an accounting standard is issued or revised and it has different application dates for public or nonpublic companies, the Company can adopt the new or revised standard at the time nonpublic companies adopt the new or revised standard and can do so until such time that it either (i) irrevocably elects to “opt out” of such extended transition period or (ii) no longer qualifies as an EGC.

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

Boundless Bio, Inc.

Notes to Condensed Financial Statements (Unaudited)

Recent Accounting Pronouncements Not Yet Adopted

As of June 30, 2025, several new accounting pronouncements had been issued by the FASB with future adoption dates. All applicable accounting pronouncements will be adopted by the Company by the date required. Management is reviewing the impact of adoption of all pending accounting pronouncements but is not yet in a position to determine the impact on the Company’s condensed financial statements and the notes thereto.

3.
Fair Value Measurements

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis and their respective input levels based on the fair value hierarchy described in Note 2 to the audited financial statements included in the Company’s 2024 10-K (in thousands):

		Fair Value Measurements Using
As of June 30, 2025	Amount	Level 1	Level 2	Level 3
Assets
Money market funds (1)	$11,797	$11,797	$—	$—
U.S. government obligations (2)	112,451	—	112,451	—
Total fair value of assets	$124,248	$11,797	$112,451	$—

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

The Company’s money market funds are classified as Level 1 because they are valued using quoted market prices. The Company’s investments consist of available-for-sale securities and are classified as Level 2 because their value is based on valuations using significant inputs derived from or corroborated by observable market data. No Level 3 assets were held during the periods presented.

There were no transfers of assets between fair value levels for any period presented.

4.
Investments

The following tables summarize investments accounted for as available-for-sale securities (in thousands):

	As of June 30, 2025
	Acquisition Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$11,797	$—	$—	$11,797
U.S. government obligations	112,456	12	(17)	112,451
Total cash equivalents and investments	$124,253	$12	$(17)	$124,248
Classified as:
Cash equivalents				$11,797
Short-term investments				112,451
Total cash equivalents and investments				$124,248

Boundless Bio, Inc.

Notes to Condensed Financial Statements (Unaudited)

	As of December 31, 2024
	Acquisition Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$24,889	$—	$—	$24,889
U.S. government obligations	118,170	121	(2)	118,289
Corporate debt securities	7,236	2	—	7,238
Total cash equivalents and investments	$150,295	$123	$(2)	$150,416
Classified as:
Cash equivalents				$24,889
Short-term investments				125,527
Total cash equivalents and investments				$150,416

On June 30, 2025 and December 31, 2024, the remaining contractual maturities of all the Company’s available-for-sale investments were less than 12 months. As of June 30, 2025 and December 31, 2024, the Company has not established an allowance for credit losses for any of its available-for-sale securities.

As of June 30, 2025, there were 21 available-for-sale securities, with an estimated fair value of $78.6 million in gross unrealized loss positions. As of December 31, 2024, there was one available-for-sale security, with an estimated fair value of $8.0 million in a gross unrealized loss position. Based on its review of these investments, the Company believes that the unrealized losses reflect the impact of the rising interest rate environment and were not other-than-temporary in nature.

5.
Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2025	2024
Lab equipment	$4,374	$4,338
Computers and software	899	895
Leasehold improvements	1,030	981
Furniture and fixtures	1,834	1,816
Total property and equipment	8,137	8,030
Less accumulated depreciation and amortization	(4,343)	(3,709)
Property and equipment, net	$3,794	$4,321

Depreciation and amortization expense related to property and equipment was $0.3 million and $0.6 million for the three and six months ended June 30, 2025, respectively, and $0.3 million and $0.5 million for the three and six months ended June 30, 2024, respectively.

6.
Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2025	2024
Accounts payable	$2,294	$1,274
Accrued research and development costs	3,058	2,584
Other accrued liabilities	503	1,496
Total accounts payable and accrued liabilities	$5,855	$5,354

7.
Lease Agreements

2024 Lease

In December 2021, the Company entered into a non-cancelable facility lease for approximately 80,168 square feet of lab and office space in San Diego, California (the 2024 Lease). The 2024 Lease commenced in November 2024 and has a 120-month term from

Boundless Bio, Inc.

Notes to Condensed Financial Statements (Unaudited)

the lease commencement date, with base rent payments under the lease commencing in July 2025, after an abatement period of approximately nine months, and continuing through the conclusion of the term. The 2024 Lease includes base rent payments totaling $72.5 million, as well as additional payment obligations for common area maintenance and property taxes. The Company has the right to extend the term of the 2024 Lease for an additional 60 months; however, this option has not been included in the lease term as it is not reasonably assured of exercise. Additionally, as a security deposit under the 2024 Lease, the Company is required to maintain a standby letter-of-credit in the amount of $560,000, which must remain in place until November 2034 and is classified as restricted cash on the balance sheet. The Company has recorded an operating lease liability based on the present value of the lease payments using an estimated incremental borrowing rate of approximately 8.3% as the 2024 Lease does not have a stated rate and the implicit rate was not readily determinable, and a right-of-use (ROU) asset based on the corresponding operating lease liability. The net ROU asset and associated lease liability are reflected in the Company’s balance sheet as of June 30, 2025.

Operating leases

Lease expense under the 2024 Lease and a leasing arrangement for the Company’s prior corporate headquarters (lab and office space) that ended in November 2024 were approximately $2.4 million and $0.7 million, which includes operating lease costs of $1.8 million and $0.7 million, and variable lease costs of $0.6 million and $0, for the three months ended June 30, 2025 and 2024, respectively. Lease expense under the 2024 Lease and the leasing arrangement for the Company’s prior corporate headquarters were approximately $4.7 million and $1.3 million, which includes operating lease costs of $3.7 million and $1.3 million, and variable lease costs of $1.0 million and $0, for the six months ended June 30, 2025 and 2024, respectively.

The Company paid $0.1 million and $1.4 million for operating lease liabilities, which was included in the operating activities section of the condensed statements of cash flows for the six months ended June 30, 2025 and 2024, respectively. The remaining lease term and the discount rate of the Company’s operating lease was 9.3 years and 8.3% at June 30, 2025. The remaining lease term and the discount rate of the Company’s operating lease was 9.8 years and 8.3% at December 31, 2024. The remaining lease term does not include the renewal option. The 2024 Lease does not contain any material residual value guarantees or material restrictive covenants.

Future minimum lease payments under the 2024 Lease as of June 30, 2025, exclusive of future variable lease payments, are as follows (in thousands):

Year ending December 31,
2025 (remaining six months)	$2,484
2026	7,056
2027	7,259
2028	7,469
2029	7,684
Thereafter	40,387
Total minimum lease payments	$72,339
Less: Amount representing interest	(22,829)
Operating lease liabilities	$49,510

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with its officers and members of its board of directors that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as officers or directors. The maximum

Boundless Bio, Inc.

Notes to Condensed Financial Statements (Unaudited)

potential future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs because of these indemnifications. The Company has not accrued any liabilities related to such indemnification arrangements in its financial statements as of June 30, 2025 or December 31, 2024 because it determined the likelihood of incurring a payment obligation pursuant to such arrangements was not probable.

Litigation

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. There are no matters currently outstanding for which any liabilities have been accrued. The Company was not a defendant in any lawsuit for the six months ended June 30, 2025 or the year ended December 31, 2024.

9.
Common Stock

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2025	2024
Common stock options issued and outstanding	4,647	3,818
Equity awards available for future issuance	2,934	2,648
Shares available for purchase under employee stock purchase plan	325	187
Total	7,906	6,653

10.
Stock-Based Compensation

Equity Incentive Plan

In March 2024, the Company’s board of directors adopted, and the Company’s stockholders approved, the 2024 Incentive Award Plan (the Plan), which became effective in connection with the IPO and has a term of ten years. As of June 30, 2025, a total of 3,765,892 shares of common stock were authorized for issuance under the Plan, which includes a January 1, 2025 increase of 1,115,002 shares, pursuant to the evergreen provision of the Plan. See Note 11 to the audited financial statements included in the Company’s 2024 10-K for a description of the evergreen provision of the Plan. On June 30, 2025, 2,934,333 of these shares were available for grant under the Plan.

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

In August 2024, the compensation committee of the Company’s board of directors, as administrator of the Plan and the Predecessor Plan, approved an option repricing (2024 Repricing), which was effective on August 19, 2024 (the Repricing Effective Date). The repricing applied to options to purchase up to an aggregate of 3,484,346 shares of the Company’s common stock with an exercise price per share in excess of the closing price per share of the Company’s common stock on the Repricing Effective Date, held by eligible employees of the Company that were granted under the Plan or the Predecessor Plan and were outstanding as of the Repricing Effective Date (the Repriced Options). See Note 11 to the audited financial statements included in the Company’s 2024 10-K for a description of the 2024 Repricing.

Boundless Bio, Inc.

Notes to Condensed Financial Statements (Unaudited)

Stock Options

Stock option activity under the Plan and the Predecessor Plan and certain other related information is as follows (in thousands except weighted-average exercise price and remaining term):

	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Term (years)	Aggregate- Intrinsic Value
Balance as of December 31, 2024	3,818	$6.37	7.2	$—
Granted	1,508	$2.29
Exercised	—	$—
Forfeited and expired	(679)	$5.24
Balance as of June 30, 2025	4,647	$5.10	8.0	$—
Vested and expected to vest at June 30, 2025	4,647	$5.10	8.0	$—
Exercisable as of June 30, 2025	2,048	$5.26	6.8	$—

Aggregate intrinsic value in the above table is the difference between the estimated fair value of the Company’s common stock as of either June 30, 2025 or December 31, 2024, and the exercise price of stock options that had exercise prices below that value.

For the Repriced Options, the weighted-average prices and intrinsic value information in the table above is calculated based on the exercise price per share that applied immediately prior to the Repricing Effective Date pending satisfaction of the requisite service requirement or other service conditions.

The options exercised during the six months ended June 30, 2024 had an insignificant intrinsic value at exercise. No options were exercised during the six months ended June 30, 2025.

Employee Stock Purchase Plan

In March 2024, the Company’s board of directors adopted, and the Company’s stockholders approved, the Company’s 2024 Employee Stock Purchase Plan (ESPP), which became effective in connection with the IPO. On January 1, 2025, pursuant to the evergreen provision of the ESPP, the aggregate number of shares that may be issued under the ESPP was automatically increased by 223,000 shares to 454,919. See Note 11 to the audited financial statements included in the Company’s 2024 10-K for a description of the evergreen provision of the ESPP.

The Company recognized stock-based compensation expense related to the ESPP of $0.2 million and $0.3 million for the three months ended June 30, 2025 and 2024, respectively, and $0.3 million and $0.3 million for the six months ended June 30, 2025 and 2024, respectively.

The Company issued and sold 85,568 and 0 shares under the ESPP during the six months ended June 30, 2025 and 2024, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense, including the expense related to the ESPP, as recorded in the accompanying condensed statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$642	$888	$1,357	$1,412
General and administrative	1,051	1,247	2,133	2,051
Total stock-based compensation	$1,693	$2,135	$3,490	$3,463

Boundless Bio, Inc.

Notes to Condensed Financial Statements (Unaudited)

As of June 30, 2025, unrecognized compensation cost related to outstanding stock options (all of which have time-based vesting) was $11.8 million, which is expected to be recognized over a weighted-average period of 2.5 years.

As of June 30, 2025, unrecognized compensation cost related to the ESPP was $0.7 million, which is expected to be recognized as expense over approximately 1.8 years.

Excluding any effect of the Repriced Options, except for Repriced Options held by employees who experienced a Qualifying Termination (as defined in Note 11 to the audited financial statements included in the Company’s 2024 10-K), the weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the stock options granted during the periods indicated in the table were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Expected option life (in years)	5.9	6.0	5.9	6.0
Assumed volatility	105.0%	91.3%	105.0%	94.9%
Assumed risk-free interest rate	4.0%	4.3%	4.4%	4.2%
Expected dividend yield	—	—	—	—

Excluding any effect due to the Repriced Options, except for Repriced Options held by employees who experienced a Qualifying Termination, the weighted-average grant date per share fair value of options granted during the three months ended June 30, 2025 and 2024 were $0.89 and $4.55, respectively, and the weighted-average grant date per share fair value of options granted during the six months ended June 30, 2025 and 2024 were $1.89 and $11.59, respectively.

11.
Net Loss Per Common Share

The following table summarizes the calculation of basic and diluted net loss per common share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(15,675)	$(16,976)	$(31,433)	$(32,406)
Weighted-average shares of common stock used in computing net loss per share, basic and diluted	22,356	22,023	22,328	11,641
Net loss per share, basic and diluted	$(0.70)	$(0.77)	$(1.41)	$(2.78)

The Company excluded the following potential shares of its common stock, presented based on amounts outstanding at each period end, from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect (in thousands):

	As of June 30,
	2025	2024
Options to purchase common stock	4,647	4,188
Options early exercised subject to future vesting	—	1
Total	4,647	4,189

Boundless Bio, Inc.

Notes to Condensed Financial Statements (Unaudited)

12.
Segment Information

The CODM reviews the budget versus actual expense by nature of expense. The following table sets forth our segment loss disclosure for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
R&D – Compensation and benefits (1)	$3,217	$3,679	$6,512	$7,165
R&D – Clinical trial costs	2,448	2,935	5,298	5,532
R&D – Outsourced services & consulting	3,132	5,363	5,514	10,042
R&D – Lab and pharmacology supplies	256	695	546	1,399
R&D – Other costs (2)	440	465	1,036	898
G&A – Compensation and benefits (1)	1,528	1,645	3,102	3,192
G&A – Professional service fees	810	748	1,807	1,541
G&A – Insurance	202	213	420	243
G&A – Other costs (3)	618	595	1,344	967
Facilities related	2,400	652	4,699	1,304
Stock-based compensation and depreciation	2,010	2,401	4,124	3,991
Total operating expense	17,061	19,391	34,402	36,274
Loss from operations	(17,061)	(19,391)	(34,402)	(36,274)
Interest and other income, net	1,386	2,415	2,969	3,868
Segment net loss	$(15,675)	$(16,976)	$(31,433)	$(32,406)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2024, included in our 2024 10-K. Unless the context requires otherwise, references in this report to “Boundless,” the “Company,” “we,” “us,” and “our” refer to Boundless Bio, Inc. In addition, in this report we refer to our extrachromosomal DNA directed therapeutic candidates as “ecDTx,” which are under clinical or preclinical investigation and which have not yet been approved for marketing by the FDA or any other regulatory authority.

Overview

We are a clinical-stage precision oncology company dedicated to unlocking a new paradigm in cancer therapeutics that addresses the significant unmet need in patients with oncogene amplified tumors by interrogating extrachromosomal DNA (ecDNA), a root cause of oncogene amplification observed in 14% to 17% of cancer patients. ecDNA are large circular units of nuclear DNA that are a primary mechanism of gene amplification and are detected only in cancer cells, not in healthy cells. Despite tremendous advancements in treating cancer broadly, patients with oncogene amplified cancers generally derive little benefit from existing therapies, such as molecular targeted therapies or immunotherapies, and have worse survival rates than patients without oncogene amplification.

Using our proprietary Spyglass platform, we identify targets essential for ecDNA functionality in oncogene amplified cancer cells, then design and develop small molecule drugs called ecDNA-directed therapeutic candidates (ecDTx) to inhibit those targets, with the aim to prevent cancer cells from using amplified oncogenes to grow, adapt, and become resistant to existing therapies. Instead of directly targeting the proteins produced by amplified oncogenes, which is the approach of traditional targeted therapies, our ecDTx are intended to be synthetic lethal in tumor cells reliant on amplification biology. In the context of drug development, synthetic lethality is a therapeutic approach wherein using a drug to inhibit one target is lethal to cancer cells harboring a specific genetic alteration to a second target, but not lethal to healthy cells that lack the genetic alteration to the second target. Accordingly, our ecDTx are designed to preferentially kill amplification-dependent cancer cells, but not healthy cells. They are engineered to disrupt the underlying cellular machinery that enables functional amplification. To our knowledge, Spyglass is the only platform in the biopharma industry using ecDNA biology to identify specific druggable targets in oncogene amplified cancers. All of our ecDTx have been discovered internally and we retain global rights for all of our programs.

On May 23, 2025, we announced a portfolio prioritization focused on the following: evaluating our clinical stage ecDTx, BBI-355 and BBI-825, in combination, advancing our Kinesin program with the announcement of a development candidate, BBI-940, and extending our expected cash runway into the first half of 2028, through expected proof-of-concept readouts for each of these programs as further described below.

We have been investigating BBI-355, a novel, oral, selective inhibitor of checkpoint kinase 1 (CHK1) designed to target replication stress in oncogene-amplified cancers, in a first-in-human, Phase 1/2 clinical trial in patients with oncogene amplified cancers. We refer to this trial as POTENTIATE (Precision Oncology Trial Evaluating Novel Therapeutic Interrupting Amplifications Tied to ecDNA). On May 23, 2025, we announced that, with continuous every other day dosing (Q2D), BBI-355 demonstrated a narrow therapeutic index resulting in hematological toxicity at or near doses associated with clinical activity. The combinations of BBI-355 with the EGFR inhibitor erlotinib, and with the FGFR inhibitor futibatinib, were also not well-tolerated with Q2D dosing at exposure levels believed to be required for robust, sustained anti-tumor activity. Based on these findings and market considerations, we discontinued further clinical development in these arms of the POTENTIATE clinical trial.

We also investigated BBI-825, a novel, oral, selective ribonucleotide reductase (RNR) inhibitor, in a first-in-human, Phase 1/2 clinical trial in patients with solid tumors. This trial was called STARMAP (Study Treating Acquired Resistance: MAPK Amplifications). In the STARMAP trial, with a continuous twice daily dosing schedule, we observed a lack of dose proportional pharmacokinetic exposure at steady-state due to BBI-825 inducing its own metabolism in trial subjects. In December 2024, we announced that we would not continue dose escalation of Part 1 or proceed into the Part 2 portion of the STARMAP trial.

Recently, we have observed results in preclinical studies that we believe provide a strong mechanistic rationale to combine BBI-825 with BBI-355 for synergistic anti-tumor activity as a combination regimen that does not require continuous dosing, nor involve overlapping toxicity. The BBI-355/BBI-825 combination demonstrated preclinical evidence of synergistic cytotoxicity in cancer cell lines and tumor regression in mouse xenograft models using weekly dosing at exposures not associated with hematological toxicity. We have now opened the BBI-355/BBI-825 combination arm of the POTENTIATE trial for enrollment. We expect to deliver initial proof-of-concept clinical data within our existing cash runway timeline.

Our next program targets a kinesin involved in DNA segregation, including ecDNA segregation, during mitosis, and, to our knowledge, there have been no prior drug efforts directed against it. We have discovered orally bioavailable, highly selective kinesin degraders that have demonstrated potent anti-tumor activity in a range of cancer cell lines, as well as single agent tumor regressions in mouse xenograft cancer models. We selected BBI-940 as the development candidate for our novel Kinesin program and we expect to submit an investigational new drug application (IND) to the FDA in the first half of 2026. We also expect to deliver initial proof-of-concept clinical data on BBI-940 within our existing cash runway timeline.

To assist in identifying patients that may benefit from our ecDTx, we have developed an ecDNA diagnostic, which we internally call ECHO (ecDNA Harboring Oncogenes), to detect ecDNA in patient tumor samples. This test analyzes the genomic data obtained from routine next-generation sequencing (NGS) of patient tumor samples. ECHO is currently being used as a clinical trial assay to determine ecDNA status of patients enrolled in the POTENTIATE trial.

Since we commenced operations in 2018, we have devoted substantially all of our efforts and resources to organizing and staffing our company, business planning, raising capital, building our proprietary Spyglass platform, discovering our ecDTx, developing our ecDNA diagnostic, establishing our intellectual property portfolio, conducting research, preclinical studies, and clinical trials, establishing arrangements with third parties for the manufacture of our ecDTx and related raw materials, and providing general and administrative support for these operations. During this time, we have incurred significant operating losses and, as of June 30, 2025, we had an accumulated deficit of $232.9 million. We expect to continue to incur losses for the foreseeable future, and anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for, and potentially commercialize any of our ecDTx, seek to discover and develop additional ecDTx, develop our ecDNA diagnostic, conduct our ongoing and planned clinical trials and preclinical studies, continue our research and development activities, utilize third parties to manufacture our ecDTx and related raw materials, seek to expand and protect our intellectual property, as well as incur additional costs associated with being a public company. If we obtain regulatory approval for any of our ecDTx, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials, preclinical studies, and our other research and development activities and capital expenditures.

Through June 30, 2025, we have raised a total of $353.8 million to fund our operations primarily from the gross proceeds from the sale and issuance of our convertible preferred and common stock. In April 2024, we completed our initial public offering, or IPO, in which we sold and issued 6,250,000 shares of our common stock for gross proceeds of $100.0 million. In April 2025, we commenced an “at the market” (ATM) offering as defined in Rule 415(a)(4) under the Securities Act, under which we may offer and sell shares of our common stock having an aggregate offering price of up to $14.5 million from time to time through or to our sales agent, as described further under “Liquidity and Capital Resources” below. As of June 30, 2025, we had cash, cash equivalents, and short-term investments of $127.1 million.

On May 23, 2025, in connection with the portfolio prioritization described above, we took steps to streamline our operations, which included a workforce reduction of approximately one-third of our workforce. The workforce reduction was substantially completed as of June 30, 2025, and approximately $1.0 million in related charges, primarily related to one-time severance payments, was recognized in our results of operations for the quarter ended June 30, 2025. Based on our current operating plans, we believe that our existing cash, cash equivalents, and short-term investments will be sufficient to fund our operations into the first half of 2028. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. See “Liquidity and Capital Resources” below for more information.

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

Macroeconomic, Political, and Regulatory Environment Considerations

Uncertainty in the United States and global macroeconomic, political, and regulatory environments present significant risks to our business. Our operating costs, ability to raise additional capital, and stock price could be materially and adversely affected by macroeconomic and geopolitical events and conditions outside of our control, including market volatility, high interest rates, inflation, tariffs and other trade barriers, retaliatory measures taken by foreign countries, slowed economic growth or recession, uncertainty with respect to the federal budget and debt ceiling and potential government shutdowns related thereto, liquidity concerns at financial institutions, supply chain disruptions, military conflicts, and other geopolitical events and instability. Further, one or more of our current service providers, manufacturers, clinical investigative sites, financial institutions, and other partners may be adversely affected by the foregoing risks, which could directly affect our ability to attain our operating goals on schedule and on budget.

In addition, FDA-regulated industries, such as ours, face uncertainty with regard to the regulatory environment we will face as we proceed with research and development and possibly in the future commercialization. Recent initiatives of the current U.S. presidential administration have resulted in significant voluntary and involuntary FDA staff departures and could impact the FDA’s ability to retain key personnel and hire additional personnel, which may result in delays or limitations on our ability to obtain guidance from agency staff and slow review times for applications we submit to obtain the requisite regulatory approvals in the future. Moreover, the new presidential administration has taken and may take additional future actions to freeze or reduce federal funding for medical research, which could decrease the ability of facilities that rely on such funding to conduct clinical trials or increase the costs to us of conducting clinical trials at those facilities. There remains general uncertainty regarding future activities. New executive orders, regulations, policies, or guidance could be issued or promulgated that adversely affect us or create a more challenging or costly environment to pursue the development and commercialization of our ecDTx, including in areas relating to regulatory framework and oversight, research and development funding, drug pricing reform, intellectual property rights, global trade policy, and tariffs.

Although, to date, our business has not been materially impacted, the ultimate impact of global economic and market conditions and changes in government agencies, regulations and policies remains highly uncertain and will depend on future developments and factors that continue to evolve. We closely monitor these ongoing developments and the potential impact of these factors on our business, operating expenses, and cash position and, if circumstances warrant, we may make adjustments to our operating plan. For more information regarding these risks and uncertainties, see Item 1A, “Risk Factors,” in Part I of our 2024 10-K.

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

Our direct, or development program specific, R&D costs consist of:

•
costs incurred under agreements with our contract research organizations (CROs), investigative sites, and consultants to conduct our clinical trials and preclinical studies, as well as third party costs related to the development of an ecDNA diagnostic test; and
•
expenses related to manufacturing our ecDTx for clinical trials and preclinical studies, including fees paid to third-party manufacturers.

Our indirect R&D costs include:

•
personnel-related costs, including salaries, severance, bonuses, benefits, travel, and stock-based compensation expenses for employees engaged in R&D functions,
•
the costs of outside services from third parties, including consultants,
•
the costs of lab and pharmacology supplies,
•
facilities-related costs, including rent and maintenance costs, and other costs including insurance, depreciation, supplies, and miscellaneous expenses, and
•
other costs, including costs related to travel, repairs and maintenance, service contracts, computer supplies, software, and publications and subscription services.

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

A change in the outcome of any of these variables with respect to development of any of our ecDTx could significantly change the costs and timing associated with the development of that ecDTx. While we made a strategic decision in late 2024 not to advance the STARMAP clinical trial of BBI-825, we expect to incur significant R&D expenses in 2025 in connection with winding down that trial. In addition, while, in connection with the portfolio prioritization discussed above, we decided to discontinue further clinical development in the current arms of the POTENTIATE clinical trial, we expect to incur significant R&D expenses relating to winding down those arms of the trial and initiating clinical development of the BBI-355/BBI-825 combination within the POTENTIATE trial in 2025.

The process of conducting the necessary preclinical and clinical research to obtain regulatory approval is costly and time-consuming. The actual probability of success for our current ecDTx or any future ecDTx may be affected by a variety of factors. We may never succeed in achieving regulatory approval for any of our ecDTx. Preclinical and clinical development timelines, the probability of success, and total development costs can differ materially from expectations. As we have done in recent months, we anticipate that we will continue to make determinations as to which ecDTx to pursue and how much funding to direct to each ecDTx on an ongoing basis in response to the results of ongoing and future preclinical studies and clinical trials, regulatory developments, and our ongoing assessments as to each ecDTx’s commercial potential. We will need to raise substantial additional capital in the future. In addition, we cannot forecast which ecDTx may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

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

We expect that our G&A expenses will increase substantially in the future as we grow our business and, if any ecDTx receive marketing approval, when we commence commercialization activities. We also expect to continue to incur increased facilities-related costs related to our current headquarters facilities, as well as increased expenses related to audit, legal, regulatory, and tax-related services associated with maintaining compliance with securities exchange listing and SEC requirements, director and officer insurance premiums, and investor relations costs associated with operating as a public company.

Other Income, Net

Other income, net consists primarily of interest income earned on our cash, cash equivalents, and investments.

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for each of the periods indicated (in thousands):

	Three Months Ended June 30,
	2025	2024	Change
Operating expenses:
Research and development	$12,218	$14,735	$(2,517)
General and administrative	4,843	4,656	187
Total operating expenses	17,061	19,391	(2,330)
Loss from operations	(17,061)	(19,391)	2,330
Other income, net:
Interest income	1,386	2,382	(996)
Other income/ (expense), net	-	33	(33)
Total other income, net	1,386	2,415	(1,029)
Net loss	$(15,675)	$(16,976)	$1,301

Research and Development Expenses

The following table summarizes our R&D expenses for each of the periods indicated (in thousands):

	Three Months Ended June 30,
	2025	2024	Change
Direct program costs:
BBI-355	$2,808	$2,761	$47
BBI-825	839	3,325	(2,486)
Other development programs	1,582	1,068	514
Total direct program costs	5,229	7,154	(1,925)
Indirect program costs:
Personnel-related (including stock compensation)	3,862	4,573	(711)
Outside services and consulting	426	1,196	(770)
Lab and pharmacology supplies	192	642	(450)
Facilities-related (including depreciation)	2,082	710	1,372
Other indirect program costs	427	460	(33)
Total indirect program costs	6,989	7,581	(592)
Total R&D expenses	$12,218	$14,735	$(2,517)

R&D expenses were $12.2 million and $14.7 million for the three months ended June 30, 2025 and 2024, respectively. The $2.5 million decrease was primarily attributable to (i) a $1.9 million decrease in direct program costs, driven by reduced spending on our Phase 1/2 STARMAP clinical trial of BBI-825, partially offset by increased investment in our ongoing Phase 1/2 POTENTIATE clinical trial of BBI-355 and other development programs, (ii) a $0.7 million decrease in personnel-related costs primarily due to the use of federal research tax credit carryforwards to reduce payroll taxes, (iii) a $0.8 million decrease in outside services and consulting costs, and (iv) a $0.5 million decrease in laboratory and pharmacology supply costs due to lower material needs in certain early-stage development programs. These decreases were partially offset by a $1.4 million increase in facilities-related expenses, primarily due to commencement of the lease related to our corporate headquarters in the fourth quarter of 2024.

General and Administrative Expenses

G&A expenses were $4.8 million and $4.6 million for the three months ended June 30, 2025 and 2024, respectively. The $0.2 million increase in G&A expenses was primarily attributable to a $0.5 million increase in facilities-related costs primarily due to commencement of the lease related to our corporate headquarters in the fourth quarter of 2024, partially offset by (i) a $0.2 million decrease in stock-based compensation, and (ii) a $0.1 million decrease in other personnel-related costs.

Other Income, Net

Other income, net was $1.4 million and $2.4 million for the three months ended June 30, 2025 and 2024, respectively. The $1.0 million decrease resulted from a reduction in the interest income generated by our available-for-sale investment securities portfolio due to the decrease in the amount of cash equivalents available for investing purposes as well as the decline in the market yields available for such investment securities compared to the prior year period.

Comparison of the Six Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for each of the periods indicated (in thousands):

	Six Months Ended June 30,
	2025	2024	Change
Operating expenses:
Research and development	$24,355	$27,864	$(3,509)
General and administrative	10,047	8,410	1,637
Total operating expenses	34,402	36,274	(1,872)
Loss from operations	(34,402)	(36,274)	1,872
Other income, net:
Interest income	2,971	3,803	(832)
Other income/ (expense), net	(2)	65	(67)
Total other income, net	2,969	3,868	(899)
Net loss	$(31,433)	$(32,406)	$973

Research and Development Expenses

The following table summarizes our R&D expenses for each of the periods indicated (in thousands):

	Six Months Ended June 30,
	2025	2024	Change
Direct program costs:
BBI-355	$5,776	$4,993	$783
BBI-825	1,989	5,461	(3,472)
Other development programs	2,397	2,288	109
Total direct program costs	10,162	12,742	(2,580)
Indirect program costs
Personnel-related (including stock compensation)	7,871	8,586	(715)
Outside services and consulting	795	2,981	(2,186)
Lab and pharmacology supplies	425	1,249	(824)
Facilities-related (including depreciation)	4,092	1,417	2,675
Other indirect program costs	1,010	889	121
Total indirect program costs	14,193	15,122	(929)
Total R&D expenses	$24,355	$27,864	$(3,509)

R&D expenses were $24.4 million and $27.9 million for the six months ended June 30, 2025 and 2024, respectively. The $3.5 million decrease was primarily attributable to (i) a $2.6 million decrease in direct program costs, driven by reduced spending on our Phase 1/2 STARMAP clinical trial of BBI-825, partially offset by increased investment in our ongoing Phase 1/2 POTENTIATE clinical trial of BBI-355 and other development programs, (ii) a $0.7 million decrease in personnel-related costs primarily due to the use of federal research tax credit carryforwards to reduce payroll taxes, (iii) a $2.2 million decrease in outside services and consulting costs, and (iv) a $0.8 million decrease in laboratory and pharmacology supply costs due to lower material needs in certain early-stage development programs. These decreases were partially offset by a $2.7 million increase in facilities-related expenses, primarily due to commencement of the lease related to our corporate headquarters in the fourth quarter of 2024.

General and Administrative Expenses

G&A expenses were $10.0 million and $8.4 million for the six months ended June 30, 2025 and 2024, respectively. The $1.6 million increase in G&A expenses was primarily attributable to (i) a $1.0 million increase in facilities-related costs primarily due to commencement of the lease related to our corporate headquarters in the fourth quarter of 2024, and (ii) a $0.5 million increase in professional service fees primarily for legal and accounting services related to our shelf registration statement on Form S-3 and ATM offering.

Other Income, Net

Other income, net was $3.0 million and $3.9 million for the six months ended June 30, 2025 and 2024, respectively. The $0.9 million decrease resulted from a reduction in the interest income generated by our available-for-sale investment securities portfolio due to the decrease in the amount of cash equivalents available for investing purposes as well as the decline in the market yields available for such investment securities compared to the prior year period.

Liquidity and Capital Resources

Sources of Liquidity

Through June 30, 2025, we have raised a total of $353.8 million to fund our operations primarily from the gross proceeds from the sale and issuance of shares of our convertible preferred stock prior to our IPO and the sale and issuance of 6,250,000 shares of our common stock in our IPO, which closed in April 2024. Our IPO generated gross proceeds of $100.0 million, which resulted in net proceeds to us of approximately $87.7 million, after deducting underwriting discounts and commissions and other offering expenses.

In April 2025, we entered into an Open Market Sale AgreementSM (the Sales Agreement) with Jefferies LLC (the Agent) under which we may, from time to time, sell shares of our common stock in ATM offerings through or to the Agent, as sales agent or principal. The shares of common stock will be offered and issued pursuant to our shelf registration statement on Form S-3 (File No. 333-286302), including the Sales Agreement prospectus contained therein, filed with the SEC on April 1, 2025 and declared effective by the SEC on April 10, 2025. Pursuant to the Sales Agreement prospectus, we may sell shares of our common stock having an aggregate offering price of up to $14.5 million. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. The Agent will receive a commission from us of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. We are not obligated to sell, and the Agent is not obligated to buy or sell, any shares of our common stock under the Sales Agreement. No assurance can be given that we will sell any shares of our common stock under the Sales Agreement, or, if we do, as to the price or amount of shares of common stock that are sold or the dates when such sales will take place. As of the date of this report, no shares have been sold under the Sales Agreement.

Future Funding Requirements

As of June 30, 2025, we had cash, cash equivalents, and short-term investments of $127.1 million. Based upon our current operating plans, we believe that our existing cash, cash equivalents, and short-term investments will be sufficient to fund our operations into the first half of 2028. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting preclinical studies, manufacturing ecDTx, developing our ecDNA diagnostic, and testing ecDTx in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain.

We have incurred significant operating losses since our inception and, as of June 30, 2025, we had an accumulated deficit of $232.9 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for, and potentially commercialize any of our ecDTx, seek to discover and develop additional ecDTx, develop our ecDNA diagnostic, conduct our ongoing and planned clinical trials and preclinical studies, continue our research and development activities, utilize third parties to manufacture our ecDTx and related raw materials, seek to expand and protect our intellectual property, as well as incur additional costs associated with being a public company. If we obtain regulatory approval for any of our ecDTx, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials, preclinical studies, and our other research and development activities and capital expenditures.

Our future capital requirements are difficult to predict and depend on many factors, including but not limited to:

•
the initiation, type, number, scope, progress, expansions, results, costs, and timing of clinical trials and preclinical studies of our ecDTx that we are pursuing or may choose to pursue in the future, including the costs of any third-party products used as combination agents in any future combination clinical trials;
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
•
potential additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, streamlining our operations in connection with the portfolio prioritization discussed above, including the workforce reduction;
•
the costs associated with hiring additional personnel and consultants, as needed, to support our clinical and preclinical development efforts;
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

Cash Flows

The following table summarizes our cash flows for each of the periods indicated (in thousands):

	Six Months Ended June 30,
	2025	2024	Change
Net cash used in operating activities	$(26,359)	$(32,012)	$5,653
Net cash provided by/ (used in) investing activities	14,352	(50,054)	64,406
Net cash provided by financing activities	117	89,723	(89,606)
Net increase/ (decrease) in cash, cash equivalents, and restricted cash	$(11,890)	$7,657	$(19,547)

Operating Activities

Net cash used in operating activities was $26.4 million and $32.0 million for the six months ended June 30, 2025 and 2024, respectively. The net cash used in operating activities during the six months ended June 30, 2025 was primarily due to our reported net loss of $31.4 million, net of noncash charges (including stock-based compensation expense, depreciation, and right-of-use asset amortization) totaling $4.3 million and a $0.8 million decrease of our net operating assets. The net cash used in operating activities during the six months ended June 30, 2024 was primarily due to our reported net loss of $32.4 million, net of noncash charges (including stock-based compensation expense, depreciation, and right-of-use asset amortization) totaling $2.6 million and a $2.2 million increase of our net operating assets. The decrease in cash used in operations during the six months ended June 30, 2025 in comparison to the six months ended June 30, 2024 was primarily attributable a decrease in third-party spending associated with our discovery, development, and clinical activities.

Investing Activities

Investing activities consist primarily of the cash flows of purchases and maturities of investment securities and the cash outflow associated with purchases of property and equipment. Such activities resulted in a net inflow of funds of approximately $14.4 million during the six months ended June 30, 2025, primarily from the net maturities of our available-for-sale securities portfolio, and a net outflow of funds of approximately $50.1 million during the six months ended June 30, 2024, primarily from the net purchases of our available-for-sale securities portfolio.

Financing Activities

Our financing activities relate to the offering and sale of shares of our common stock in our IPO and under our 2024 Employee Stock Purchase Plan (ESPP), and the exercise of common stock options by our employees and consultants. Net cash provided by financing activities was $0.1 million during the six months ended June 30, 2025, primarily due to the net proceeds from the sale of shares of our common stock under our ESPP. Net cash provided by financing activities was $89.7 million during the six months ended June 30, 2024, primarily due to the net proceeds from our IPO.

Contractual Obligations and Other Commitments

We lease office and lab space under a non-cancellable lease agreement that expires in October 2034. As of June 30, 2025, total future aggregate operating lease commitments was $72.3 million, which is exclusive of variable lease payments for common area maintenance and property taxes. Of this amount, approximately $2.5 million will be due over the remaining six months of 2025 and approximately $7.1 million will be due in 2026, with the remainder due in periods from 2027 through 2034. See Note 7 to our unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information.

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

There have been no material changes to our critical accounting policies and estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Estimates and Judgments” included in our 2024 10-K.

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

We are also a smaller reporting company as defined in Rule 12b-2 under the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined in Rule 12b-2 under the Exchange Act and Item 10(f)(1) of Regulation S-K, and are not required to provide the information under this item.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in Part I, Item 1A,“Risk Factors,” of our 2024 10-K, together with all of the information in this Quarterly Report, before making an investment decision to purchase or sell shares of our common stock. If any of those risks are realized, our business, financial condition, results of operations, and prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose part or all of your investment. There have been no material changes to the risk factors set forth in Part I, Item 1A of our 2024 10-K.

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

Pending the uses described below, the net proceeds from our IPO have been held in cash, cash equivalents, and short-term investments. There has been no material change in our planned use of net proceeds from our IPO from that described in the prospectus for our IPO, except that, due to our decisions with regard to the POTENTIATE and STARMAP clinical trials discussed above, net proceeds that may have been used to fund the development of BBI-355 and BBI-825 as a single agent or in combination with targeted therapies in those clinical trials, respectively, and are not used to wind down the STARMAP trial or the initial arms of the POTENTIATE trial, are now expected to be directed to support the development of the BBI-355/BBI-825 combination and BBI-940, including through initial proof-of-concept clinical data for each of these programs, research and development of our other ecDTx development programs, and to be used for working capital and other general corporate purposes, including our ecDNA diagnostic and Spyglass platform. We may also use a portion of the net proceeds and our existing cash, cash equivalents, and short-term investments to in-license, acquire, or invest in complementary businesses, technologies, products, or assets. However, we have no current commitments or obligations to do so. We cannot predict with certainty all of the particular uses for the net proceeds from our IPO. Our expected use of the net proceeds from our IPO represents our intentions based upon our current plans and business conditions, which could change in the future as our plans and business conditions evolve. The amounts and timing of our actual expenditures may vary significantly depending on numerous factors, including the progress and costs of our development activities, the status of and results from clinical trials and preclinical studies, as well as any collaborations that we may enter into with third parties for our ecDTx, and the amount of cash used in our operations and any unforeseen cash needs, as well as other factors described in Item 1A, “Risk Factors,” in Part I of our 2024 10-K. Our management has broad discretion in the application of the net proceeds from our IPO, and investors will be relying on their judgment regarding the application of the net proceeds.

(c)
Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

From time to time, our officers (as defined in Rule 16a-1(f) of the Exchange Act) and directors may enter into or terminate Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended June 30, 2025, our officers or directors adopted, modified, or terminated such trading arrangements as set forth below.

	Action	Date	Trading Arrangement
			Rule 10b5-1*	Non-Rule 10b5‑1**	Total Shares Subject to Plan	Expiration Date
Robert Doebele, MD, Ph.D. Chief Medical Officer	Adopted	April 3, 2025	X		45,000	August 3, 2026
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

Boundless Bio, Inc.

Date: August 5, 2025	By:	/s/ Zachary D. Hornby
Zachary D. Hornby
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2025	By:	/s/ David Hinkle
David Hinkle
Senior Vice President, Finance, Controller and Treasurer
(Principal Financial and Accounting Officer)