Form 10-Q
period 2025-09-30
Boundless Bio, Inc.
filed 2025-11-05
CIK 1782303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 31, 2025, the registrant had 22,385,611 shares of common stock, $0.0001 par value per share, outstanding.

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
•
Use of our ecDTx could be associated with side effects, adverse events, or other properties or safety risks, which could delay or preclude regulatory approval, cause us to suspend or discontinue clinical trials, cause us to abandon an ecDTx, limit the commercial profile of an approved label, or result in other significant negative consequences that could severely harm our business, financial condition, results of operations, and prospects;
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
•
Changes at the U.S. Food and Drug Administration (FDA), the U.S. Securities and Exchange Commission (SEC), and other government agencies, including due to government shutdowns, other funding shortages, policy changes, leadership changes, layoffs or significant personnel turnover, or public health concerns, that disrupt their ability to perform routine functions could impede development and potential marketing approval of our ecDTx and our ability to raise capital;
•
We rely on third parties to conduct our clinical trials and preclinical studies, to manufacture our ecDTx, and to package, label, ship, store, and distribute our ecDTx, and for ecDNA diagnostic development, and these third parties may not perform satisfactorily or at an acceptable cost, which could delay, prevent, or impair our development or commercialization efforts;
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
•
We cannot assure you that our ecDTx and diagnostic programs and other proprietary technologies we develop will not infringe existing or future patents or other intellectual property owned by third parties, and third-party claims of intellectual property infringement, misappropriation, or other violations against us or our collaborators could be expensive and time consuming and may prevent or delay the development and commercialization of our ecDTx;
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
•
If we fail in the future to satisfy the continued listing requirements of Nasdaq, Nasdaq may take steps to delist our common stock; and
•
Macroeconomic and geopolitical events and conditions outside of our control, including market volatility, high interest rates, inflation, tariffs, and other trade barriers, retaliatory measures taken by foreign countries, slowed economic growth or recession, uncertainty with respect to the federal budget and debt ceiling, potential or prolonged government shutdowns, liquidity concerns at financial institutions, supply chain disruptions, military conflicts, and other geopolitical events and instability in market and economic conditions may have serious adverse consequences on our business, financial condition, results of operations, and stock price.

You should carefully read all of the risk factors described in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 27, 2025 (our 2024 10-K) and Part II, Item 1A, "Risk Factors," of this Quarterly Report on Form 10-Q for a detailed description of material risks and uncertainties we face. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and our actual results, performance, or achievements could differ materially from those expressed or implied by our forward-looking statements due to these risks and uncertainties, among other things. We operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not place undue reliance on any forward-looking statement. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances, or otherwise. All forward-looking statements are qualified in their entirety by this cautionary statement, which is made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

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

This report also contains estimates and other statistical data made by independent parties and by us relating to potential market opportunity and other data about our industry and competitive position. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. Projections, assumptions and estimates of our future performance and the future performance of the markets in which we operate are necessarily subject to a high degree of uncertainty and risk, and are subject to change based on various factors, including those discussed in Part I, Item 1A, “Risk Factors,” of our 2024 10-K and in Part II, Item 1A, “Risk Factors,” of this Quarterly Report on Form 10-Q. These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties or by us.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Boundless Bio, Inc.

Condensed Balance Sheets

(in thousands, except par value data)

	September 30,	December 31,
	2025	2024
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$14,980	$26,587
Short-term investments	102,590	125,527
Prepaid expenses and other current assets	2,586	2,276
Total current assets	120,156	154,390
Property and equipment, net	3,499	4,321
Right-of-use asset, net	44,480	47,039
Restricted cash	560	560
Other assets	26	99
Total assets	$168,721	$206,409
Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$6,773	$5,354
Accrued compensation	2,020	2,781
Lease liabilities, current portion	3,052	—
Total current liabilities	11,845	8,135
Lease liabilities, non-current	46,707	47,632
Total liabilities	58,552	55,767
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.0001 par value; 70,000 shares authorized and no shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 700,000 shares authorized at September 30, 2025 and December 31, 2024; 22,386 and 22,300 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	2	2
Additional paid-in-capital	356,901	351,991
Accumulated other comprehensive income	50	121
Accumulated deficit	(246,784)	(201,472)
Total stockholders’ equity	110,169	150,642
Total liabilities and stockholders’ equity	$168,721	$206,409

The accompanying notes are an integral part of these condensed financial statements.

Boundless Bio, Inc.

Condensed Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$10,673	$14,089	$35,028	$41,953
General and administrative	4,475	4,626	14,522	13,036
Total operating expenses	15,148	18,715	49,550	54,989
Loss from operations	(15,148)	(18,715)	(49,550)	(54,989)
Other income, net:
Interest income	1,269	2,174	4,240	5,977
Other income/ (expense), net	—	32	(2)	97
Total other income, net	1,269	2,206	4,238	6,074
Net loss	$(13,879)	$(16,509)	$(45,312)	$(48,915)

Comprehensive loss:
Net loss	$(13,879)	$(16,509)	$(45,312)	$(48,915)
Unrealized gain/ (loss) on short-term investments	54	300	(71)	196
Comprehensive loss	$(13,825)	$(16,209)	$(45,383)	$(48,719)

Net loss per share, basic and diluted	$(0.62)	$(0.74)	$(2.03)	$(3.22)
Shares used in calculation	22,386	22,254	22,347	15,204

The accompanying notes are an integral part of these condensed financial statements.

Boundless Bio, Inc.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity/ (Deficit)

(unaudited)

(in thousands)

	Convertible Preferred Stock		Common Stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders' equity/
	Shares	Amount	Shares	Amount	capital	income/ (loss)	deficit	(deficit)

Balance at December 31, 2024	—	$—	22,300	$2	$351,991	$121	$(201,472)	$150,642
Stock-based compensation	—	—	—	—	1,797	—	—	1,797
Unrealized loss on short-term investments	—	—	—	—	—	(89)	—	(89)
Net loss	—	—	—	—	—	—	(15,758)	(15,758)
Balance at March 31, 2025	—	$—	22,300	$2	$353,788	$32	$(217,230)	$136,592
Stock-based compensation	—	—	—	—	1,693	—	—	1,693
Issuance of common stock under the Employee Stock Purchase Plan	—	—	86	—	117	—	—	117
Unrealized loss on short-term investments	—	—	—	—	—	(36)	—	(36)
Net loss	—	—	—	—	—	—	(15,675)	(15,675)
Balance at June 30, 2025	—	$—	22,386	$2	$355,598	$(4)	$(232,905)	$122,691
Stock-based compensation	—	—	—	—	1,303	—	—	1,303
Unrealized gain on short-term investments	—	—	—	—	—	54	—	54
Net loss	—	—	—	—	—	—	(13,879)	(13,879)
Balance at September 30, 2025	—	$—	22,386	$2	$356,901	$50	$(246,784)	$110,169

The accompanying notes are an integral part of these condensed financial statements.

Boundless Bio, Inc.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity/ (Deficit) - Continued

(unaudited)

(in thousands)

	Convertible Preferred Stock		Common Stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders' equity/
	Shares	Amount	Shares	Amount	capital	income/ (loss)	deficit	(deficit)
Balance at December 31, 2023	287,447	$247,617	1,247	$—	$8,987	$40	$(136,109)	$(127,082)
Vesting of early exercised stock options	—	—	1	—	2	—	—	2
Exercise of stock options	—	—	15	—	59	—	—	59
Stock-based compensation	—	—	—	—	1,328	—	—	1,328
Unrealized loss on short-term investments	—	—	—	—	—	(61)	—	(61)
Net loss	—	—	—	—	—	—	(15,430)	(15,430)
Balance at March 31, 2024	287,447	$247,617	1,263	$—	$10,376	$(21)	$(151,539)	$(141,184)
Issuance of common stock in initial public offering, net of $12,305 in discounts and offering costs	—	—	6,250	1	87,694	—	—	87,695
Conversion of convertible preferred stock into common stock upon initial public offering	(287,447)	(247,617)	14,741	1	247,616	—	—	247,617
Vesting of early exercised stock options	—	—	—	—	2	—	—	2
Stock-based compensation	—	—	—	—	2,135	—	—	2,135
Unrealized loss on short-term investments	—	—	—	—	—	(43)	—	(43)
Net loss	—	—	—	—	—	—	(16,976)	(16,976)
Balance at June 30, 2024	—	$—	22,254	$2	$347,823	$(64)	$(168,515)	$179,246
Vesting of early exercised stock options	—	—	—	—	1	—	—	1
Stock-based compensation	—	—	—	—	2,045	—	—	2,045
Unrealized gain on short-term investments	—	—	—	—	—	300	—	300
Net loss	—	—	—	—	—	—	(16,509)	(16,509)
Balance at September 30, 2024	—	$—	22,254	$2	$349,869	$236	$(185,024)	$165,083

The accompanying notes are an integral part of these condensed financial statements.

Boundless Bio, Inc.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(45,312)	$(48,915)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,793	5,508
Depreciation and amortization	944	790
Accretion of investments, net	(2,085)	(4,003)
Non-cash lease expense	2,475	1,894
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(237)	(1,299)
Accounts payable and accrued liabilities	657	2,821
Operating lease liabilities	2,211	(2,074)
Net cash used in operating activities	(36,554)	(45,278)
Cash flows from investing activities
Purchases of investments	(135,792)	(161,029)
Maturities of investments	160,744	135,175
Purchases of property and equipment	(122)	(2,070)
Net cash provided by/ (used in) investing activities	24,830	(27,924)
Cash flows from financing activities
Proceeds from the issuance of common stock from initial public offering, net of discounts	—	93,000
Payments of common stock offering costs	—	(3,349)
Proceeds from the exercise of stock options	—	59
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	117	—
Net cash provided by financing activities	117	89,710
Net increase/ (decrease) in cash, cash equivalents, and restricted cash	(11,607)	16,508
Cash, cash equivalents, and restricted cash at beginning of period	27,147	24,266
Cash, cash equivalents, and restricted cash at end of period	$15,540	$40,774
Components of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$14,980	$40,214
Restricted cash	560	560
Cash, cash equivalents, and restricted cash at end of period	$15,540	$40,774
Non-cash investing and financing activities
Change in unpaid common stock issuance costs	$—	$(197)
Decrease to right-of-use assets due to remeasurement of lease obligation	$(84)	$—
Vesting of early exercised stock options	$—	$5
Unpaid property and equipment purchases	$—	$106

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

ATM Offering

On April 1, 2025, the Company entered into an Open Market Sale AgreementSM (the Sales Agreement) with Jefferies LLC (the Agent), under which the Company may, from time to time, sell shares of the Company’s common stock in “at the market” (ATM) offerings through or to the Agent, as sales agent or principal. The shares of common stock will be offered and issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-286302), including the Sales Agreement prospectus contained therein, filed with the Securities and Exchange Commission (SEC) on April 1, 2025 and declared effective by the SEC on April 10, 2025. Pursuant to the Sales Agreement prospectus, the Company may sell shares of its common stock having an aggregate offering price of up to $14.5 million. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. The Agent will receive a commission from the Company of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sale Agreement. The Company is not obligated to sell, and the Agent is not obligated to buy or sell, any shares of common stock under the Sales Agreement. No assurance can be given that the Company will sell any shares of common stock under the Sales Agreement, or, if it does, as to the price or amount of shares of common stock that it sells or the dates when such sales will take place. As of September 30, 2025, no shares had been sold under the Sales Agreement.

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

As of September 30, 2025, the Company had cash, cash equivalents, and short-term investments of $117.6 million. The Company believes that its existing cash, cash equivalents, and short-term investments will be sufficient to fund its operations for at least twelve months from the issuance date of the accompanying unaudited condensed financial statements.

Since inception, the Company has incurred significant operating losses and negative cash flows from its operations and expects that it will continue to do so into the foreseeable future as it continues its development of, seeks regulatory approval for, and potentially commercializes any of its ecDTx and seeks to discover and develop additional ecDTx, utilizes third parties to manufacture its ecDTx and related raw materials, seeks to develop its ecDNA diagnostic, and expands and protects its intellectual property. If the Company obtains regulatory approval for any of its ecDTx, it expects to incur significant commercialization expenses related to product sales,

Boundless Bio, Inc.

Notes to Condensed Financial Statements (Unaudited)

marketing, manufacturing, and distribution. The Company does not expect to generate any revenue from product sales until it successfully completes development of and obtains regulatory approval for one or more of its ecDTx, which the Company expects will take several years and may never occur. As of September 30, 2025, the Company had an accumulated deficit of $246.8 million, and, during the nine months ended September 30, 2025, the Company incurred a net loss of $45.3 million and had negative cash flows from operations of $36.6 million. As the Company continues to pursue its business plan, it will need to acquire a substantial amount of additional funding until such time as it is able to generate significant revenues to fund its research and development activities and operations. Accordingly, the Company expects to finance its cash requirements through equity offerings, debt financings, or other capital sources, including potential collaborations, licenses, and other similar arrangements. There can be no assurance that the Company will be successful in acquiring additional funding or that any additional funding would be sufficient to continue operations in future periods.

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

The condensed balance sheet as of September 30, 2025, the condensed statements of operations and comprehensive loss for the nine months ended September 30, 2025 and 2024, the condensed statements of convertible preferred stock and stockholders’ equity/ (deficit) for the nine months ended September 30, 2025 and 2024, and the condensed statements of cash flows for the nine months ended September 30, 2025 and 2024 are unaudited. These unaudited condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations, and cash flows for the interim period presented. The financial data and the other financial information contained in these notes to the condensed financial statements are also unaudited. The results of operations for the nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other future annual or interim period. The condensed balance sheet as of December 31, 2024 included herein was derived from the audited financial statements as of that date. The unaudited condensed financial statements and these notes thereto should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 27, 2025 (the Company's 2024 10-K).

2.
Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in Note 2 to the audited financial statements included in the Company’s 2024 10-K. There were no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2025.

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

Boundless Bio, Inc.

Notes to Condensed Financial Statements (Unaudited)

Recent Accounting Pronouncements Not Yet Adopted

As of September 30, 2025, several new accounting pronouncements had been issued by the FASB with future adoption dates. All applicable accounting pronouncements will be adopted by the Company by the date required. Management is reviewing the impact of adoption of all pending accounting pronouncements but is not yet in a position to determine the impact on the Company’s condensed financial statements and the notes thereto.

3.
Fair Value Measurements

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis and their respective input levels based on the fair value hierarchy described in Note 2 to the audited financial statements included in the Company’s 2024 10-K (in thousands):

		Fair Value Measurements Using
As of September 30, 2025	Amount	Level 1	Level 2	Level 3
Assets
Money market funds (1)	$12,324	$12,324	$—	$—
U.S. government obligations (2)	102,590	—	102,590	—
Total fair value of assets	$114,914	$12,324	$102,590	$—

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

4.
Investments

The following tables summarize investments accounted for as available-for-sale securities (in thousands):

	As of September 30, 2025
	Acquisition Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$12,324	$—	$—	$12,324
U.S. government obligations	102,540	51	(1)	102,590
Total cash equivalents and investments	$114,864	$51	$(1)	$114,914
Classified as:
Cash equivalents				$12,324
Short-term investments				102,590
Total cash equivalents and investments				$114,914

Boundless Bio, Inc.

Notes to Condensed Financial Statements (Unaudited)

	As of December 31, 2024
	Acquisition Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$24,889	$—	$—	$24,889
U.S. government obligations	118,170	121	(2)	118,289
Corporate debt securities	7,236	2	—	7,238
Total cash equivalents and investments	$150,295	$123	$(2)	$150,416
Classified as:
Cash equivalents				$24,889
Short-term investments				125,527
Total cash equivalents and investments				$150,416

On September 30, 2025 and December 31, 2024, the remaining contractual maturities of all the Company’s available-for-sale investments were less than 12 months. As of September 30, 2025 and December 31, 2024, the Company has not established an allowance for credit losses for any of its available-for-sale securities.

As of September 30, 2025, there were two available-for-sale securities with an estimated fair value of $6.5 million in gross unrealized loss positions. As of December 31, 2024, there was one available-for-sale security, with an estimated fair value of $8.0 million in a gross unrealized loss position. Based on its review of these investments, the Company believes that the unrealized losses were not other-than-temporary in nature.

5.
Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2025	2024
Lab equipment	$4,373	$4,338
Computers and software	895	895
Leasehold improvements	1,030	981
Furniture and fixtures	1,852	1,816
Total property and equipment	8,150	8,030
Less accumulated depreciation and amortization	(4,651)	(3,709)
Property and equipment, net	$3,499	$4,321

Depreciation and amortization expense related to property and equipment was $0.3 million and $0.9 million for the three and nine months ended September 30, 2025, respectively, and $0.3 million and $0.8 million for the three and nine months ended September 30, 2024, respectively.

6.
Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2025	2024
Accounts payable	$1,136	$1,274
Accrued research and development costs	4,716	2,584
Other accrued liabilities	921	1,496
Total accounts payable and accrued liabilities	$6,773	$5,354

7.
Lease Agreements

2024 Lease

In December 2021, the Company entered into a non-cancelable facility lease for approximately 80,168 square feet of lab and office space in San Diego, California (the 2024 Lease). The 2024 Lease commenced in November 2024 and has a 120-month term from

Boundless Bio, Inc.

Notes to Condensed Financial Statements (Unaudited)

the lease commencement date. Base rent payments under the lease commenced in July 2025, after an abatement period of approximately nine months. The 2024 Lease includes obligations to make base rent payments through the conclusion of the lease term, as well as additional variable lease payments for the Company’s allocated share of costs associated with the operation and management of the property, including utilities, property taxes, common area maintenance, and amenities costs. See the table below in this Note 7 for information about the Company’s future minimum lease payment obligations under the 2024 Lease as of September 30, 2025, exclusive of future variable lease costs. The Company has the right to extend the term of the 2024 Lease for an additional 60 months; however, this option has not been included in the lease term as it is not reasonably assured of exercise. Additionally, as a security deposit under the 2024 Lease, the Company is required to maintain a standby letter-of-credit in the amount of approximately $533,000, which must remain in place until November 2034. This letter of credit is collateralized by a restricted cash deposit of approximately $560,000 at the Company's bank. The Company has recorded an operating lease liability based on the present value of the lease payments using an estimated incremental borrowing rate of approximately 8.3% as the 2024 Lease does not have a stated rate and the implicit rate was not readily determinable, and a right-of-use (ROU) asset based on the corresponding operating lease liability. The net ROU asset and associated lease liability are reflected in the Company’s balance sheet as of September 30, 2025.

Operating leases

Lease expense under the 2024 Lease and a leasing arrangement for the Company’s prior corporate headquarters (lab and office space) that ended in November 2024 were approximately $2.7 million and $0.7 million, which includes operating lease costs of $1.8 million and $0.7 million, and variable lease costs of $0.9 million and $0, for the three months ended September 30, 2025 and 2024, respectively. Lease expense under the 2024 Lease and the leasing arrangement for the Company’s prior corporate headquarters were approximately $7.4 million and $2.0 million, which includes operating lease costs of $5.5 million and $2.0 million, and variable lease costs of $1.9 million and $0, for the nine months ended September 30, 2025 and 2024, respectively.

The Company paid $0.8 million and $2.1 million for operating lease liabilities, which was included in the operating activities section of the condensed statements of cash flows for the nine months ended September 30, 2025 and 2024, respectively. The remaining lease term and the discount rate of the Company’s operating lease was 9.1 years and 8.3% at September 30, 2025. The remaining lease term and the discount rate of the Company’s operating lease was 9.8 years and 8.3% at December 31, 2024. The remaining lease term does not include the renewal option. The 2024 Lease does not contain any material residual value guarantees or material restrictive covenants.

Future minimum lease payments under the 2024 Lease as of September 30, 2025, exclusive of future variable lease payments, are as follows (in thousands):

Year ending December 31,
2025 (remaining three months)	$1,742
2026	7,051
2027	7,254
2028	7,463
2029	7,679
Thereafter	40,361
Total minimum lease payments	$71,550
Less: Amount representing interest	(21,791)
Operating lease liabilities	$49,759

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with its officers and members of its board of directors that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as officers or directors. The maximum potential future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs because of these indemnifications. The Company has not accrued any liabilities related to such indemnification arrangements in its financial statements as of September 30, 2025 or December 31, 2024 because it determined the likelihood of incurring a payment obligation pursuant to such arrangements was not probable.

Litigation

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. There are no matters currently outstanding for which any liabilities have been accrued. The Company was not a defendant in any lawsuit for the nine months ended September 30, 2025 or the year ended December 31, 2024.

9.
Common Stock

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2025	2024
Common stock options issued and outstanding	4,369	3,818
Equity awards available for future issuance	3,213	2,648
Shares available for purchase under employee stock purchase plan	325	187
Total	7,907	6,653

10.
Stock-Based Compensation

Equity Incentive Plan

In March 2024, the Company’s board of directors adopted, and the Company’s stockholders approved, the 2024 Incentive Award Plan (the Plan), which became effective in connection with the IPO and has a term of ten years. As of September 30, 2025, a total of 3,947,716 shares of common stock were authorized for issuance under the Plan, which includes a January 1, 2025 increase of 1,115,002 shares, pursuant to the evergreen provision of the Plan. See Note 11 to the audited financial statements included in the Company’s 2024 10-K for a description of the evergreen provision of the Plan. On September 30, 2025, 3,212,968 of these shares were available for grant under the Plan.

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

Boundless Bio, Inc.

Notes to Condensed Financial Statements (Unaudited)

In August 2024, the compensation committee of the Company’s board of directors, as administrator of the Plan and the Predecessor Plan, approved an option repricing (2024 Repricing), which was effective on August 19, 2024 (the Repricing Effective Date). The repricing applied to options to purchase up to an aggregate of 3,484,346 shares of the Company’s common stock with an exercise price per share in excess of the closing price per share of the Company’s common stock on the Repricing Effective Date, held by eligible employees of the Company that were granted under the Plan or the Predecessor Plan and were outstanding as of the Repricing Effective Date (the Repriced Options). As of September 30, 2025, Repriced Options to purchase up to an aggregate of 2,387,370 shares of the Company’s common stock remained outstanding. See Note 11 to the audited financial statements included in the Company’s 2024 10-K for a description of the 2024 Repricing.

Stock Options

Stock option activity under the Plan and the Predecessor Plan and certain other related information is as follows (in thousands except weighted-average exercise price and remaining term):

	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Term (years)	Aggregate- Intrinsic Value
Balance as of December 31, 2024	3,818	$6.37	7.2	$—
Granted	1,513	$2.28
Exercised	—	$—
Forfeited and expired	(962)	$4.79
Balance as of September 30, 2025	4,369	$5.19	7.7	$34
Vested and expected to vest at September 30, 2025	4,369	$5.19	7.7	$34
Exercisable as of September 30, 2025	2,190	$5.28	6.7	$5

Aggregate intrinsic value in the above table is the difference between the estimated fair value of the Company’s common stock as of either September 30, 2025 or December 31, 2024, and the exercise price of stock options that had exercise prices below that value.

For the Repriced Options, the weighted-average prices and intrinsic value information in the table above is calculated based on the exercise price per share that applied immediately prior to the Repricing Effective Date pending satisfaction of the requisite service requirement or other service conditions.

The options exercised during the nine months ended September 30, 2024 had an insignificant intrinsic value at exercise. No options were exercised during the nine months ended September 30, 2025.

Employee Stock Purchase Plan

In March 2024, the Company’s board of directors adopted, and the Company’s stockholders approved, the Company’s 2024 Employee Stock Purchase Plan (ESPP), which became effective in connection with the IPO. A total of 231,919 shares of common stock were initially reserved for issuance under the ESPP. On January 1, 2025, pursuant to the evergreen provision of the ESPP, the aggregate number of shares that may be issued under the ESPP was automatically increased by 223,000 shares. See Note 11 to the audited financial statements included in the Company’s 2024 10-K for a description of the ESPP, including the evergreen provision of the ESPP. On September 30, 2025, there were 324,819 shares available for issuance under the ESPP.

The Company recognized stock-based compensation expense related to the ESPP of $38,000 and $0.1 million for the three months ended September 30, 2025 and 2024, respectively, and $0.3 million for each of the nine-month periods ended September 30, 2025 and 2024, respectively.

The Company issued and sold 85,568 shares and no shares under the ESPP during the nine months ended September 30, 2025 and 2024, respectively.

Boundless Bio, Inc.

Notes to Condensed Financial Statements (Unaudited)

Stock-Based Compensation Expense

Stock-based compensation expense, including the expense related to the ESPP, as recorded in the accompanying condensed statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$377	$801	$1,733	$2,214
General and administrative	926	1,244	3,060	3,294
Total stock-based compensation	$1,303	$2,045	$4,793	$5,508

As of September 30, 2025, unrecognized compensation cost related to outstanding stock options (all of which have time-based vesting) was $10.7 million, which is expected to be recognized over a weighted-average period of 2.3 years.

As of September 30, 2025, unrecognized compensation cost related to the ESPP was $0.6 million, which is expected to be recognized as expense over approximately 1.6 years.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Expected option life (in years)	6.1	6.0	5.9	6.0
Assumed volatility	107.0%	90.8%	105.0%	90.9%
Assumed risk-free interest rate	4.2%	3.8%	4.4%	3.9%
Expected dividend yield	—	—	—	—

Excluding any effect due to the Repriced Options, except for Repriced Options held by employees who experienced a Qualifying Termination, the weighted-average grant date per share fair value of options granted during the three months ended September 30, 2025 and 2024 were $0.93 and $7.25, respectively, and the weighted-average grant date per share fair value of options granted during the nine months ended September 30, 2025 and 2024 were $1.88 and $7.20, respectively.

11.
Net Loss Per Common Share

The following table summarizes the calculation of basic and diluted net loss per common share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(13,879)	$(16,509)	$(45,312)	$(48,915)
Weighted-average shares of common stock used in computing net loss per share, basic and diluted	22,386	22,254	22,347	15,204
Net loss per share, basic and diluted	$(0.62)	$(0.74)	$(2.03)	$(3.22)

The Company excluded the following potential shares of its common stock, presented based on amounts outstanding at each period end, from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect (in thousands):

	As of September 30,
	2025	2024
Options to purchase common stock	4,369	4,240
Total	4,369	4,240

Boundless Bio, Inc.

Notes to Condensed Financial Statements (Unaudited)

12.
Segment Information

The CODM reviews the budget versus actual expense by nature of expense. The following table sets forth our segment loss disclosure for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
R&D – Compensation and benefits (1)	$2,086	$3,682	$8,598	$10,847
R&D – Clinical trial costs	2,855	2,889	8,153	8,421
R&D – Outsourced services & consulting	2,780	4,933	8,294	14,975
R&D – Lab and pharmacology supplies	129	592	675	1,991
R&D – Other costs (2)	412	483	1,448	1,381
G&A – Compensation and benefits (1)	1,370	1,695	4,472	4,887
G&A – Professional service fees	422	581	2,229	2,122
G&A – Insurance	202	215	622	458
G&A – Other costs (3)	542	686	1,886	1,653
Facilities related	2,738	652	7,437	1,956
Stock-based compensation and depreciation	1,612	2,307	5,736	6,298
Total operating expense	15,148	18,715	49,550	54,989
Loss from operations	(15,148)	(18,715)	(49,550)	(54,989)
Interest and other income, net	1,269	2,206	4,238	6,074
Segment net loss	$(13,879)	$(16,509)	$(45,312)	$(48,915)

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

Below is a summary of our ecDTx programs and anticipated milestones and other developments. Additional information about our business and our ecDTx is included in Part I, Item 1, “Business,” of our 2024 10-K and in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025 filed with the SEC on August 5, 2025 under the section entitled “Overview.”

Our Programs and Anticipated Milestones

We are investigating BBI-355, a novel, oral, selective inhibitor of checkpoint kinase 1 (CHK1) designed to target replication stress in oncogene-amplified cancers, in combination with BBI-825, a novel oral, selective inhibitor of ribonucleotide reductase (RNR), in a first-in-human Phase 1/2 clinical trial in patients with oncogene amplified cancers. We refer to this trial as POTENTIATE (Precision Oncology Trial Evaluating Novel Therapeutic Interrupting Amplifications Tied to ecDNA).

We opened the BBI-355/BBI-825 combination arm of the POTENTIATE trial for enrollment in the third quarter of 2025. We expect to deliver initial proof-of-concept clinical data within our existing cash runway timeline discussed below.

Our next program targets a kinesin ("Kinesin") involved in DNA segregation, including ecDNA segregation, during mitosis. To our knowledge, there have been no prior drug efforts directed against Kinesin. We have discovered orally bioavailable, highly selective Kinesin degraders that have demonstrated potent anti-tumor activity in a range of cancer cell lines, as well as single agent tumor regressions in mouse xenograft cancer models. We selected BBI-940 as the development candidate for our novel Kinesin program and we expect to submit an investigational new drug application (IND) to the FDA and initiate the first in-human clinical trial for BBI-940 in the first half of 2026. We also expect to deliver initial proof-of-concept clinical data on BBI-940 within our existing cash runway timeline discussed below.

To assist in identifying patients that may benefit from our ecDTx, we have developed an ecDNA diagnostic, which we internally call ECHO (ecDNA Harboring Oncogenes), to detect ecDNA in patient tumor samples. This test analyzes the genomic data obtained from routine next-generation sequencing (NGS) of patient tumor samples. ECHO is currently being used as a clinical trial assay to determine ecDNA status of patients enrolled in the POTENTIATE trial discussed below.

Other Developments

In May 2025, we announced that we discontinued the then-current monotherapy arm and combination arms of BBI-355 with third-party targeted therapies in the POTENTIATE trial based on initial trial data. We are winding down those initial arms of the trial. We also announced a portfolio prioritization focused on evaluating BBI-355 in combination with BBI-825 in the POTENTIATE trial as discussed above, advancing our Kinesin program with the announcement of development candidate BBI-940, and streamlining operations, including a reduction of our workforce, to extend our expected cash runway through proof-of-concept readouts for each of those programs. The workforce reduction was completed as of September 30, 2025, and related charges were recognized in our results of operations for the nine months ended September 30, 2025.

In December 2024, following an assessment of preliminary pharmacokinetic data from Part 1 of the trial, we announced our decision not to continue dose escalation of Part 1 or to proceed into the Part 2 portion of our clinical trial of BBI-825 which was a first-in-human Phase 1/2 clinical trial in patients with solid tumors called STARMAP (Study Treating Acquired Resistance: MAPK Amplifications). During 2025, we have been winding down the STARMAP trial.

Business Overview

Since we commenced operations in 2018, we have devoted substantially all of our efforts and resources to organizing and staffing our company, business planning, raising capital, building our proprietary Spyglass platform, discovering our ecDTx, developing our ecDNA diagnostic, establishing our intellectual property portfolio, conducting research, preclinical studies, and clinical trials, establishing arrangements with third parties for the manufacture of our ecDTx and related raw materials, and providing general and administrative support for these operations. During this time, we have incurred significant operating losses and, as of September 30, 2025, we had an accumulated deficit of $246.8 million. We expect to continue to incur losses for the foreseeable future, and anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for, and potentially commercialize any of our ecDTx, seek to discover and develop additional ecDTx, develop our ecDNA diagnostic, conduct our ongoing and planned clinical trials and preclinical studies, continue our research and development activities, utilize third parties to manufacture our ecDTx and related raw materials, seek to expand and protect our intellectual property, as well as incur additional costs associated with being a public company. If we obtain regulatory approval for any of our ecDTx, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials, preclinical studies, and our other research and development activities and capital expenditures.

Through September 30, 2025, we have raised a total of $353.8 million to fund our operations primarily from the gross proceeds from the sale and issuance of our convertible preferred and common stock. In April 2024, we completed our initial public offering, or IPO, in which we sold and issued 6,250,000 shares of our common stock for gross proceeds of $100.0 million. In April 2025, we commenced an “at the market” (ATM) offering as defined in Rule 415(a)(4) under the Securities Act, under which we may offer and sell shares of our common stock having an aggregate offering price of up to $14.5 million from time to time through or to our sales agent, as described further under “Liquidity and Capital Resources” below. As of September 30, 2025, we had cash, cash equivalents, and short-term investments of $117.6 million.

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

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We rely, and expect to continue to rely, on third parties for the manufacture of our ecDTx, for preclinical and clinical testing, as well as for commercial manufacture if any of our ecDTx obtain marketing approval. We are working with our current manufacturers to ensure that we will be able to scale up our manufacturing capabilities to support our clinical plans. In addition, we rely on third parties to package, label, ship, store, and distribute our ecDTx, and we intend to rely on third parties for our commercial products if marketing approval is obtained. We believe that this strategy allows us to maintain a more efficient infrastructure by eliminating the need for us to invest in our own manufacturing facilities, equipment, and personnel while also enabling us to focus our expertise and resources on the discovery and development of our ecDTx.

Macroeconomic, Political, and Regulatory Environment Considerations

Uncertainty in the United States and global macroeconomic, political, and regulatory environments present significant risks to our business. Our operating costs, ability to raise additional capital, and stock price could be materially and adversely affected by macroeconomic and geopolitical events and conditions outside of our control, including market volatility, high interest rates, inflation, tariffs and other trade barriers, retaliatory measures taken by foreign countries, slowed economic growth or recession, uncertainty with respect to the federal budget and debt ceiling, potential or prolonged government shutdowns related thereto, liquidity concerns at financial institutions, supply chain disruptions, military conflicts, and other geopolitical events and instability. Further, one or more of our current service providers or vendors, manufacturers, clinical investigative sites, financial institutions, and other partners may be adversely affected by the foregoing risks, which could directly affect our ability to attain our operating goals on schedule and on budget.

In addition, FDA-regulated industries, such as ours, face uncertainty with regard to the regulatory environment we will face as we proceed with research and development and possibly in the future commercialization. Recent initiatives of the current U.S. presidential administration have resulted in significant voluntary and involuntary FDA staff departures and could impact the FDA’s ability to retain key personnel and hire additional personnel, which may result in delays or limitations on our ability to obtain guidance from agency staff and slow review times for applications we submit to obtain the requisite regulatory approvals in the future. Moreover, the current presidential administration has taken and may take additional future actions to freeze or reduce federal funding for medical research, which could decrease the ability of facilities that rely on such funding to conduct clinical trials or increase the costs to us of conducting clinical trials at those facilities. There remains general uncertainty regarding future activities. New executive orders, regulations, policies, or guidance could be issued or promulgated that adversely affect us or create a more challenging or costly environment to pursue the development and commercialization of our ecDTx, including in areas relating to regulatory framework and oversight, research and development funding, drug pricing reform, intellectual property rights, global trade policy, and tariffs. In addition, the U.S. federal government shutdown that began in October 2025 could impact the ability of the FDA to timely review and process our regulatory submissions, which could, among other things, potentially delay initiation of our clinical trial of BBI-940.

Although, to date, our business has not been materially impacted, the ultimate impact of global economic and market conditions and changes in government agencies, regulations and policies remains highly uncertain and will depend on future developments and factors that continue to evolve. We closely monitor these ongoing developments and the potential impact of these factors on our business, operating expenses, and cash position and, if circumstances warrant, we may make adjustments to our operating plan. For more information regarding these risks and uncertainties, see Item 1A, “Risk Factors,” in Part I of our 2024 10-K and in Part II of this Quarterly Report on Form 10-Q.

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

Research and Development

Our research and development (R&D) expenses have related primarily to building our Spyglass platform, our ecDTx discovery efforts, our preclinical and clinical development activities, and the development of an ecDNA diagnostic test. R&D expenses are recognized as incurred, and payments made prior to the receipt of goods or services to be used in R&D are capitalized until the goods or services are received. We use internal resources primarily to conduct our research and discovery activities, as well as for managing our preclinical development, process development, manufacturing, and clinical development activities. We track direct costs on a development program specific basis. Certain shared costs are allocated ratably between BBI-355 and BBI-825. Indirect costs are not included in program costs, as these costs are general in nature and benefit all our discovery efforts and development programs.

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

We expect that our G&A expenses will increase substantially in the future as we grow our business and, if any ecDTx receive marketing approval, when we commence commercialization activities. We expect to continue to incur increased facilities-related costs related to our current headquarters facilities. We also expect to continue to incur expenses related to audit, legal, regulatory, and tax-related services associated with maintaining compliance with securities exchange listing and SEC requirements, director and officer insurance premiums, and investor relations costs associated with operating as a public company.

Other Income, Net

Other income, net consists primarily of interest income earned on our cash, cash equivalents, and investments.

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for each of the periods indicated (in thousands):

	Three Months Ended September 30,
	2025	2024	Change
Operating expenses:
Research and development	$10,673	$14,089	$(3,416)
General and administrative	4,475	4,626	(151)
Total operating expenses	15,148	18,715	(3,567)
Loss from operations	(15,148)	(18,715)	3,567
Other income, net:
Interest income	1,269	2,174	(905)
Other income/ (expense), net	-	32	(32)
Total other income, net	1,269	2,206	(937)
Net loss	$(13,879)	$(16,509)	$2,630

Research and Development Expenses

The following table summarizes our R&D expenses for each of the periods indicated (in thousands):

	Three Months Ended September 30,
	2025	2024	Change
Direct program costs:
BBI-355	$2,427	$2,354	$73
BBI-825	717	3,246	(2,529)
Other development programs	2,134	1,640	494
Total direct program costs	5,278	7,240	(1,962)
Indirect program costs:
Personnel-related (including stock compensation)	2,462	4,485	(2,023)
Outside services and consulting	393	735	(342)
Lab and pharmacology supplies	97	439	(342)
Facilities-related (including depreciation)	2,034	708	1,326
Other indirect program costs	409	482	(73)
Total indirect program costs	5,395	6,849	(1,454)
Total R&D expenses	$10,673	$14,089	$(3,416)

R&D expenses were $10.7 million and $14.1 million for the three months ended September 30, 2025 and 2024, respectively. The $3.4 million decrease was primarily attributable to (i) a $2.0 million decrease in direct program costs, driven by reduced spending on the STARMAP trial of BBI-825, partially offset by increased investment in our other development programs, primarily BBI-940, (ii) a $2.0 million decrease in personnel-related costs primarily due to the reduction in headcount discussed above, (iii) a $0.3 million decrease in outside services and consulting costs, and (iv) a $0.3 million decrease in laboratory and pharmacology supply costs due to lower material needs in certain early-stage development programs. These decreases were partially offset by a $1.3 million increase in facilities-related expenses, due to commencement of the lease for our corporate headquarters in the fourth quarter of 2024.

General and Administrative Expenses

G&A expenses were $4.5 million and $4.6 million for the three months ended September 30, 2025 and 2024, respectively. The $0.2 million decrease in G&A expenses was primarily driven by a $0.7 million decrease in personnel-related costs (including stock-based compensation expense of $0.3 million), resulting primarily from the reduction in headcount discussed above, and a $0.2 million decrease in other G&A costs, which were partially offset by a $0.8 million increase in facilities-related costs due to commencement of the lease for our corporate headquarters in the fourth quarter of 2024.

Other Income, Net

Other income, net was $1.3 million and $2.2 million for the three months ended September 30, 2025 and 2024, respectively. The $0.9 million decrease resulted from a reduction in the interest income generated by our available-for-sale investment securities portfolio due to the decrease in the amount of cash equivalents available for investing purposes as well as the decline in the market yields available for such investment securities compared to the prior year period.

Comparison of the Nine Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for each of the periods indicated (in thousands):

	Nine Months Ended September 30,
	2025	2024	Change
Operating expenses:
Research and development	$35,028	$41,953	$(6,925)
General and administrative	14,522	13,036	1,486
Total operating expenses	49,550	54,989	(5,439)
Loss from operations	(49,550)	(54,989)	5,439
Other income, net:
Interest income	4,240	5,977	(1,737)
Other income/ (expense), net	(2)	97	(99)
Total other income, net	4,238	6,074	(1,836)
Net loss	$(45,312)	$(48,915)	$3,603

Research and Development Expenses

The following table summarizes our R&D expenses for each of the periods indicated (in thousands):

	Nine Months Ended September 30,
	2025	2024	Change
Direct program costs:
BBI-355	$8,202	$7,347	$855
BBI-825	2,706	8,707	(6,001)
Other development programs	4,530	4,093	437
Total direct program costs	15,438	20,147	(4,709)
Indirect program costs
Personnel-related (including stock compensation)	10,333	13,071	(2,738)
Outside services and consulting	1,189	3,600	(2,411)
Lab and pharmacology supplies	522	1,639	(1,117)
Facilities-related (including depreciation)	6,127	2,125	4,002
Other indirect program costs	1,419	1,371	48
Total indirect program costs	19,590	21,806	(2,216)
Total R&D expenses	$35,028	$41,953	$(6,925)

R&D expenses were $35.0 million and $42.0 million for the nine months ended September 30, 2025 and 2024, respectively. The $6.9 million decrease was primarily attributable to (i) a $4.7 million decrease in direct program costs, driven by reduced spending on the STARMAP trial of BBI-825, partially offset by increased investment in the Phase 1/2 POTENTIATE trial, including the ongoing arm evaluating BBI-355 in combination with BBI-825, and other development programs, primarily BBI-940, (ii) a $2.7 million decrease in personnel-related costs primarily due to the reduction in headcount discussed above, (iii) a $2.4 million decrease in outside services and consulting costs, and (iv) a $1.1 million decrease in laboratory and pharmacology supply costs due to lower material needs in certain early-stage development programs. These decreases were partially offset by a $4.0 million increase in facilities-related expenses, primarily due to commencement of the lease related to our corporate headquarters in the fourth quarter of 2024.

General and Administrative Expenses

G&A expenses were $14.5 million and $13.0 million for the nine months ended September 30, 2025 and 2024, respectively. The $1.5 million increase in G&A expenses was primarily attributable to (i) a $1.6 million increase in facilities-related costs primarily due to commencement of the lease related to our corporate headquarters in the fourth quarter of 2024, and (ii) a $0.3 million increase in professional service fees primarily for legal and accounting services related to our shelf registration statement on Form S-3 and "at the market" (ATM) offering program. These increases were partially offset by a $0.4 million decrease in personnel-related costs primarily due to the reduction in force discussed above.

Other Income, Net

Other income, net was $4.2 million and $6.1 million for the nine months ended September 30, 2025 and 2024, respectively. The $1.9 million decrease resulted from a reduction in interest income generated by our available-for-sale investment securities portfolio due to the decrease in the amount of cash equivalents available for investing purposes as well as the decline in the market yields available for such investment securities compared to the prior year period.

Liquidity and Capital Resources

Sources of Liquidity

Through September 30, 2025, we have raised a total of $353.8 million to fund our operations primarily from the gross proceeds from the sale and issuance of shares of our convertible preferred stock prior to our IPO and the sale and issuance of 6,250,000 shares of our common stock in our IPO, which closed in April 2024. Our IPO generated gross proceeds of $100.0 million, which resulted in net proceeds to us of approximately $87.7 million, after deducting underwriting discounts and commissions and other offering expenses.

In April 2025, we entered into an Open Market Sale AgreementSM (the Sales Agreement) with Jefferies LLC (the Agent) under which we may, from time to time, sell shares of our common stock in ATM offerings through or to the Agent, as sales agent or principal. See Note 1 to our unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q under the section entitled "ATM Offering" for further information. We are not obligated to sell, and the Agent is not obligated to buy or sell, any shares of our common stock under the Sales Agreement. No assurance can be given that we will sell any shares of our common stock under the Sales Agreement, or, if we do, as to the price or amount of shares of common stock that are sold or the dates when such sales will take place. As of the date of this report, no shares have been sold under the Sales Agreement.

Future Funding Requirements

As of September 30, 2025, we had cash, cash equivalents, and short-term investments of $117.6 million. Based upon our current operating plans, we believe that our existing cash, cash equivalents, and short-term investments will be sufficient to fund our operations into the first half of 2028. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting preclinical studies, manufacturing ecDTx, developing our ecDNA diagnostic, and testing ecDTx in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain.

We have incurred significant operating losses since our inception and, as of September 30, 2025, we had an accumulated deficit of $246.8 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for, and potentially commercialize any of our ecDTx, seek to discover and develop additional ecDTx, develop our ecDNA diagnostic, conduct our ongoing and planned clinical trials and preclinical studies, continue our research and development activities, utilize third parties to manufacture our ecDTx and related raw materials, seek to expand and protect our intellectual property, as well as incur additional costs associated with being a public company. We also have substantial payment obligations under a long-term non-cancellable facility lease, as discussed below. If we obtain regulatory approval for any of our ecDTx, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials, preclinical studies, and our other research and development activities and capital expenditures.

Our future capital requirements are difficult to predict and depend on many factors, including but not limited to:

•
the initiation, type, number, scope, progress, expansions, results, costs, and timing of clinical trials and preclinical studies of our ecDTx that we are pursuing or may choose to pursue in the future;
•
the costs and timing of manufacturing for our ecDTx, including commercial manufacture at sufficient scale, if any ecDTx is approved;
•
the costs and timing of obtaining raw materials for manufacturing sufficient quantities of our ecDTx or obtaining sufficient quantities of any combination agents or other materials needed for use in our clinical trials and preclinical studies;

•
the costs and timing of developing ecDNA diagnostics, if required, and the outcome of their regulatory review;
•
the costs, timing, and outcome of regulatory meetings and reviews of our ecDTx;
•
changes in regulatory policies or approval pathways;
•
disruptions at the FDA that hinder its ability to perform routine activities or function in the normal course;
•
the costs, timing, and outcome of seeking to obtain, maintain, expand, enforce, defend, and protect our patents and other intellectual property and proprietary rights or to challenge third-party patents and other intellectual property and proprietary rights;
•
the costs and timing of purchasing laboratory supplies and equipment and pharmacology supplies for our preclinical activities and clinical trials;
•
the amount of our variable lease payment obligations under our facility lease;
•
potential costs not currently contemplated due to events that may occur as a result of, or that are associated with, streamlining our operations as discussed above;
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

Cash Flows

The following table summarizes our cash flows for each of the periods indicated (in thousands):

	Nine Months Ended September 30,
	2025	2024	Change
Net cash used in operating activities	$(36,554)	$(45,278)	$8,724
Net cash provided by/ (used in) investing activities	24,830	(27,924)	52,754
Net cash provided by financing activities	117	89,710	(89,593)
Net increase/ (decrease) in cash, cash equivalents, and restricted cash	$(11,607)	$16,508	$(28,115)

Operating Activities

Net cash used in operating activities was $36.6 million and $45.3 million for the nine months ended September 30, 2025 and 2024, respectively. The net cash used in operating activities during the nine months ended September 30, 2025 was primarily due to our reported net loss of $45.3 million, net of noncash charges (including stock-based compensation expense, depreciation, and right-of-use asset amortization) totaling $6.1 million and a $2.6 million decrease of our net operating assets. The net cash used in operating activities during the nine months ended September 30, 2024 was primarily due to our reported net loss of $48.9 million, net of noncash charges (including stock-based compensation expense, depreciation, and right-of-use asset amortization) totaling $4.2 million and a $0.5 million increase of our net operating assets. The decrease in cash used in operations during the nine months ended September 30, 2025 in comparison to the nine months ended September 30, 2024 was primarily attributable a decrease in third-party spending associated with our discovery, development, and clinical activities.

Investing Activities

Investing activities consist primarily of the cash flows of purchases and maturities of investment securities and the cash outflow associated with purchases of property and equipment. Such activities resulted in a net inflow of funds of approximately $24.8 million during the nine months ended September 30, 2025, primarily from the net maturities of our available-for-sale securities portfolio, and a net outflow of funds of approximately $27.9 million during the nine months ended September 30, 2024, primarily from the net purchases of our available-for-sale securities portfolio.

Financing Activities

Our financing activities relate to the offering and sale of shares of our common stock in our IPO and under our 2024 Employee Stock Purchase Plan (ESPP), and the exercise of common stock options by our employees and consultants. Net cash provided by financing activities was $0.1 million during the nine months ended September 30, 2025, representing net proceeds from the sale of shares of our common stock under our ESPP. Net cash provided by financing activities was $89.7 million during the nine months ended September 30, 2024, primarily due to the net proceeds from our IPO.

Contractual Obligations and Other Commitments

We lease office and lab space under a non-cancellable lease agreement that commenced in November 2024 and expires in October 2034. As of September 30, 2025, future minimum lease payment obligations under this lease agreement totaled $71.6 million, which is exclusive of future variable lease payments for our allocated share of utilities, property taxes, common area maintenance and amenities costs, and other variable expenses associated with operation and management of the property. Due to an abatement period, base rent payments under this lease did not commence until July 2025. Accordingly, our total minimum lease payments for future years under the lease agreement will be substantially greater than our total lease payments for the year ending December 31, 2025. See Note 7 to our unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. Below we are providing, in supplemental form, updates to certain risk factors from those previously disclosed in Part I, Item 1A, “Risk Factors” of our 2024 10-K. You should carefully consider the risks and uncertainties described in Part I, Item 1A,“Risk Factors,” of our 2024 10-K, together with all of the information in this Quarterly Report, including the risk factors set forth below, before making an investment decision to purchase or sell shares of our common stock. If any of those risks are realized, our business, financial condition, results of operations, and prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose all or part of your investment.

We will require substantial additional capital to finance our operations, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce, or terminate our ecDTx development programs, commercialization efforts or other operations.

The development of our ecDTx, including conducting preclinical studies and clinical trials, is a very time-consuming, capital-intensive, and uncertain process. Our operations have consumed substantial amounts of cash since inception. We expect our expenses to substantially increase in connection with our ongoing activities, particularly as we conduct our ongoing and planned clinical trials and preclinical studies and potentially seek regulatory approval for our current ecDTx and any future ecDTx we may develop. If we obtain regulatory approval for any of our ecDTx, we also expect to incur significant commercialization expenses related to product manufacturing, marketing, sales, and distribution. Because the outcome of any clinical trial or preclinical study is highly uncertain, we cannot reasonably estimate the actual amount of capital necessary to successfully complete the development and commercialization of our ecDTx. Furthermore, we will continue to incur additional costs associated with operating as a public company and we have substantial payment obligations under a long-term non-cancellable facility lease.

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

We currently have a “shelf” registration statement on Form S-3 effective and an existing ATM offering program; however, our ability to raise capital under our shelf registration statement, including through the ATM offering program, may be limited by SEC rules and regulations impacting the eligibility of smaller companies to use a Form S-3 registration statement for primary offerings of securities, among other things. Based on our public float as of the filing date of our 2024 10-K, as calculated pursuant to SEC rules, we are only permitted to utilize our shelf registration statement, including the prospectus pursuant to which our ATM offering is conducted, subject to Instruction I.B.6 of Form S-3, which is referred to as the “baby shelf” rule. Accordingly, for so long as our public float is less than $75.0 million, we may not sell securities registered on our shelf registration statement in a primary offering with a value exceeding more than one-third of our public float during any 12 calendar month period. Although alternative public and private transaction structures may be available to raise additional capital, these may require additional time and cost, may impose operational restrictions on us, and may not be available on acceptable terms.

Our future capital requirements are difficult to predict and will depend on many factors, including, but not limited to:

•
the initiation, type, number, scope, progress, expansions, results, costs, and timing of clinical trials and preclinical studies of our ecDTx that we are pursuing or may choose to pursue in the future;
•
the costs and timing of manufacturing for our ecDTx, including commercial manufacturing at sufficient scale, if any ecDTx is approved;
•
the costs and timing of obtaining raw materials for manufacturing sufficient quantities of our ecDTx or obtaining sufficient quantities of any combination agents or other materials needed for use in our clinical trials and preclinical studies;
•
the costs and timing of developing ecDNA diagnostics, if required, and the outcome of their regulatory review;
•
the costs, timing, and outcome of regulatory meetings and reviews of our ecDTx;
•
changes in regulatory policies or approval pathways;
•
disruptions at the FDA that hinder its ability to perform routine activities or function in the normal course;
•
the costs, timing, and outcome of seeking to obtain, maintain, expand, enforce, defend, and protect our patents and other intellectual property and proprietary rights, or to challenge third-party patents and other intellectual property rights;
•
the costs and timing of purchasing laboratory supplies and equipment and pharmacology supplies for our preclinical activities and clinical trials;
•
the amount of our variable lease payment obligations under our facility lease;
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

We are early in our development efforts and have only two ecDTx in clinical development and one ecDTx in IND-enabling preclinical studies. All of our other ecDTx are still in the discovery stage. If we are unable to successfully develop, obtain regulatory approval, and ultimately commercialize any of our current or future ecDTx, or experience significant delays in doing so, our business will be materially harmed.

We are early in our development efforts and have only two ecDTx, a novel-novel combination therapy of BBI-355 and BBI-825, in early clinical development. Our BBI-940 ecDTx is in IND-enabling preclinical studies, and all of our other programs are still in the discovery stage and may never progress to candidate nomination or clinical development. We have invested substantially all of our efforts to date in developing our ecDTx, developing our ecDNA diagnostic as a potential patient selection tool, identifying other targets for therapeutic pursuit, and developing our proprietary Spyglass platform. We will need to progress BBI-355/BBI-825 ecDTx combination through a first-in-human clinical trial to advance to later phase clinical development. We will also need to progress our BBI-940 ecDTx through IND-enabling preclinical studies and our other programs through discovery and preclinical studies to enable us to submit INDs to the FDA and receive clearance from the FDA to proceed with initiating their clinical development. There can be no assurance any of our ecDTx will demonstrate acceptable or commercially viable clinical trial results. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our ecDTx. The success of our ecDTx will depend on several factors, including the following:

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

Clinical and preclinical development involves a lengthy and expensive process with uncertain timelines and outcomes, and the results of preclinical studies and early clinical trials are not necessarily predictive of future results. Our ecDTx may not achieve favorable results in ongoing or future clinical trials or preclinical studies or receive regulatory approval on a timely basis, if at all.

Clinical and preclinical development is expensive and can take many years to complete, and its outcome is inherently uncertain. We cannot guarantee that any clinical trials or preclinical studies will be conducted as planned, including whether we are able to meet expected timeframes for data readouts, or completed on schedule, if at all, and failure can occur at any time during the trial or study process. Despite promising preclinical or clinical results, any ecDTx can unexpectedly fail at any stage of clinical or preclinical development. The historical failure rate for product candidates in our industry is high, particularly in the earlier stages of development. For example, as discussed above, based on initial data, we discontinued the monotherapy arm and the combination arms of BBI-355 with third-party targeted therapies in the POTENTIATE trial, and made the decision not to continue dose escalation of Part 1 or to proceed into the Part 2 portion of the STARMAP trial of BBI-825. While the BBI-355/BBI-825 combination has demonstrated preclinical evidence of synergistic cytotoxicity in cancer cell lines and tumor regression in mouse xenograft models using weekly dosing at exposures not associated with hematologic toxicity, there can be no assurance that the BBI-355/BBI-825 combination therapy will demonstrate acceptable or commercially viable safety and efficacy results in humans. The results from preclinical studies or clinical trials of an ecDTx or of a competitor’s product candidates in the same class may not predict the results of later clinical trials of our ecDTx, and interim, topline, or preliminary results of a clinical trial are not necessarily indicative of final results. ecDTx in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical trials. It is not uncommon to observe results in clinical trials that are unexpected based on preclinical studies and early clinical trials, and many product candidates fail in clinical trials despite very promising early results. If unexpected observations or toxicities are observed in these studies, or in future IND-enabling studies for any of our other ecDTx development programs, such results may delay or prevent the initiation of clinical trials for such ecDTx programs.

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

Use of our ecDTx could be associated with side effects, adverse events, or other properties or safety risks, which could delay or preclude regulatory approval, cause us to suspend or discontinue clinical trials, cause us to abandon an ecDTx, limit the commercial profile of an approved label, or result in other significant negative consequences that could severely harm our business, financial condition, results of operations, and prospects.

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

Moreover, if our ecDTx are associated with undesirable side effects in clinical trials or demonstrate characteristics that are unexpected, we may elect to abandon their development or limit their development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe, or more acceptable from a risk-benefit perspective, which may limit the commercial expectations for the ecDTx if approved. Unacceptable enhancement of certain toxicities may be seen when our ecDTx are combined with standard of care therapies, or when they are used as single agents. We may also be required to modify our development and clinical trial plans based on findings in our ongoing clinical trials. For example, in the now-discontinued monotherapy arm of the POTENTIATE trial, BBI-355 administered with continuous every other day dosing (Q2D) demonstrated a narrow therapeutic index resulting from hematological toxicity at or near doses associated with clinical activity, and in the now-discontinued combination arms with third-party targeted therapies, the combination of BBI-355 administered with Q2D dosing in combination with these therapies was not well-tolerated at the exposure levels believed to be required for robust, sustained anti-tumor activity. We also made the decision not to continue dose escalation of Part 1 or to proceed into the Part 2 portion of STARMAP trial of BBI-825 after observing a lack of dose proportional pharmacokinetic exposure at steady-state due to BBI-825 inducing its own metabolism in trial subjects. While we are investigating a BBI-355/BBI-825 combination therapy in a new arm of the POTENTIATE trial based on promising preclinical study results, there can be no assurance that the BBI-355/BBI-825 combination will demonstrate acceptable or commercially viable safety and efficacy results in humans. Many compounds that initially showed promise in early-stage testing for treating cancer have later been found to cause side effects that prevented further development of the compounds. In addition, we have studied, and may in the future plan to study, our ecDTx in combination with other therapies, which may exacerbate adverse events associated with such ecDTx.

If we successfully complete early phase clinical studies and establish initial clinical proof-of-concept, it is possible that as we test our ecDTx in larger, longer, and more extensive clinical trials, including with different dosing regimens, or as the use of these ecDTx becomes more widespread following any regulatory approval, more illnesses, injuries, discomforts, and other adverse events than were observed in earlier trials, as well as new conditions that did not occur or went undetected in previous trials, may be discovered. If such side effects become known later in development or upon approval, if any, such findings may harm our business, financial condition, and prospects significantly.

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

Because we have limited financial and managerial resources, we focus on specific ecDTx, development programs, and indications. As a result, we may forgo or delay pursuit of opportunities with other ecDTx that could have had greater commercial potential. Our resource allocation and other decisions may cause us to fail to identify and capitalize on viable potential ecDTx or additional indications for our ecDTx or other profitable market opportunities. Our spending on current and future research and development programs and ecDTx for specific indications may not yield any commercially viable ecDTx. For example, to date, we have focused our efforts and resources in large part on discovering and developing BBI-355 and BBI-825; however, as discussed above, based on initial clinical data, we discontinued the monotherapy arm and the combination arms of BBI-355 with third-party targeted therapies in the POTENTIATE trial, and made the decision not to continue dose escalation of Part 1 or to proceed into the Part 2 portion of the STARMAP trial of BBI-825. Similarly, while we are currently expending resources to investigate a BBI-355/BBI-825 combination therapy in a new arm of the POTENTIATE trial, there can be no assurance that the BBI-355/BBI-825 combination will demonstrate acceptable or commercially viable safety and efficacy results.

In addition, if we do not accurately evaluate the commercial potential or target market for a particular indication or ecDTx, we may relinquish valuable rights to that ecDTx through collaborations, licenses, and other similar arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such ecDTx.

Disruptions at the FDA, the SEC, and other government agencies, including due to government shutdowns, other funding shortages, policy changes, leadership changes, layoffs or significant personnel turnover, or public health concerns, could impede development and potential marketing approval of our ecDTx and our ability to raise capital.

Over the last several years, the U.S. government has shut down several times and certain federal regulatory agencies, such as the FDA and SEC, furloughed or laid off employees and halted non-essential operations due to the failure of Congress to pass a new appropriations bill or continuing resolution to temporarily extend funding. Political polarization among lawmakers may lead to a higher frequency and longer duration of government shutdowns in the future. A federal government shutdown or other disruption to ordinary course operations could prevent or delay staff at federal agencies from performing key functions that may adversely affect our business, and the more prolonged the disruption, the greater risks it may pose to our business. In addition, considerable uncertainty exists regarding the current U.S. presidential administration’s initiatives and how these might impact federal government agencies, including the FDA, their implementation of laws, regulations, policies, and guidance, and their personnel. Alternatively, state governments may attempt to address or react to changes at the federal level with changes to their own regulatory frameworks in a manner that is adverse to our business or operations.

The ability of the FDA to review and approve new product applications or take action with respect to other regulatory matters can be affected by a variety of factors, including funding levels, ability to accept the payment of user fees, ability to hire and retain key personnel, and statutory, regulatory, and policy changes. Government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. For example, the current U.S. presidential administration has issued certain policies and executive orders directed towards reducing, and subsequent reductions have occurred to, the employee headcount and costs associated with U.S. administrative agencies, including the FDA, and it remains unclear the degree to which these efforts may limit or otherwise adversely affect the FDA’s ability to conduct routine activities. Disruptions at the FDA may delay meetings and other communications with agency staff necessary to progress development of our ecDTx and may slow the time necessary for acceptance, review, and approval of applications to commence clinical studies or to market a new product in the U.S., which could also adversely affect our operating results and financial condition.

In addition, disruptions at the SEC could prevent or delay SEC staff from performing key functions, including, for example, granting acceleration requests for registration statements, declaring registration statements or amendments thereto effective and providing interpretive guidance or no-action letters. If a federal government shutdown halts non-essential SEC operations for an extended period, it may negatively impact our ability to raise additional capital through registered offerings of our securities. If a prolonged U.S. government shutdown or other event or condition occurs that prevents or significantly delays the FDA, SEC or other regulatory agencies from hiring and retaining personnel and conducting their regular activities, or if an agency is restructured or experiences significant reduction in funding, leadership changes, or employee turnover, it could significantly impact the ability of these agencies to timely review and process our regulatory submissions and may impede our access to additional capital needed to maintain or expand our operations or to complete important acquisitions or other transactions, which could have a material adverse effect on our business.

Current and future healthcare reform legislation or regulation may increase the difficulty and cost for us to obtain coverage for and commercialize our ecDTx and may adversely affect the prices we may set.

In the United States and some foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system, including cost-containment measures, that may reduce or limit coverage and reimbursement for newly approved drugs and affect our ability to profitably sell any ecDTx for which we obtain regulatory approval. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare.

For example, in March 2010, the Affordable Care Act (ACA) was enacted in the United States and substantially changed the way healthcare is financed by both the government and private insurers. The ACA contains provisions that may reduce the profitability of drug products. Among other things, the ACA established an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents; extended manufacturers’ Medicaid rebate liability to covered outpatient drugs dispensed to individuals who are enrolled in Medicaid managed care organizations; expanded eligibility criteria for Medicaid programs; expanded the entities eligible for discounts under the 340B drug pricing program; and increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program. Since its enactment, there have been executive, judicial, and Congressional challenges to certain aspects of the ACA. In June 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. It is possible that the ACA will be subject to further executive, judicial, or Congressional challenges in the future. The current U.S. presidential administration has made several changes to how the ACA is implemented. For example, an executive order was issued in January 2025 revoking the prior administration’s executive order that had initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. It is unclear what healthcare reform measures will be implemented by current presidential administration going forward, but further changes are anticipated.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In July 2025, the annual reconciliation bill, the “One Big Beautiful Bill Act” (OBBBA), was signed into law which is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, shortening the open enrollment period, disqualifying Deferred Action for Childhood Arrivals (DACA) recipients, and limiting provider taxes used to fund the program. OBBBA also narrows access to ACA marketplace exchange enrollment and declines to extend the ACA’s enhanced advanced premium tax credits, set to expire in 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. Additionally, under the sequestration required by the Budget Control Act of 2011, beginning April 1, 2013, Medicare payments to providers were reduced, which will remain in effect through 2032 unless additional Congressional action is taken. Enacted in January 2013, the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Further, enacted in March 2021, the American Rescue Plan Act of 2021 eliminated the statutory Medicaid drug rebate cap, beginning January 1, 2024. The rebate was previously capped at 100% of a drug’s average manufacturer price.

Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries, presidential executive orders, and proposed and enacted federal and state legislation and regulations designed to, among other things, reduce the cost of prescription drugs under Medicare, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient assistance programs, and reform government program reimbursement methodologies for products. Most significantly, in August 2022, the Inflation Reduction Act of 2022 (IRA) was enacted. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA directs the Department of Health and Human Services (HHS) to negotiate the prices of certain high-expenditure, single-source prescription drugs or biologics covered under Medicare directly with their manufacturers (the Medicare Drug Price Negotiation Program); imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); redesigns the Medicare Part D benefit (beginning in 2024); and replaces the Part D coverage gap discount program with a new manufacturer discounting program (which began in 2025). Centers for Medicare & Medicaid Services (CMS) has published the negotiated prices for the initial ten drugs, which will first be effective in 2026, and has published the list of the subsequent 15 drugs that will be subject to negotiation. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented, although the Medicare Drug Price Negotiation program is currently subject to legal challenges. Further, there is uncertainty surrounding the Medicare Drug Price Negotiation Program with the current U.S. presidential administration, especially in light of the administration’s budget cuts which impact an agency’s ability to regulate through guidance, and it is unclear how the new leadership of federal agencies, including HHS and CMS, will approach the issue of drug pricing. The impact of the IRA on the pharmaceutical industry cannot yet be fully determined but is likely to be significant. In December 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights, which, under the Bayh-Dole Act, gives the federal government authority to “march in” and grant compulsory patent licenses to third parties in some circumstances. Under the draft guidance, march-in rights include the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights on drug products have not previously been exercised, it is uncertain if that will continue under the new framework. Additional drug pricing proposals could appear in future legislation.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure, drug price reporting and other transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Some states have enacted legislation creating so-called prescription drug affordability boards, which ultimately may attempt to impose price limits on certain drugs in these states, while some states are also seeking to implement general, across-the-board price caps for pharmaceuticals, or are seeking to regulate drug distribution. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition, and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our ecDTx, if approved, or put pressure on our product pricing, which could negatively affect our business, results of operations, financial condition, and prospects.

The future course of federal or state healthcare legislation and regulation in the U.S. directed at broadening the availability of healthcare and containing or lowering the cost of healthcare is subject to considerable uncertainty. The current presidential administration is pursuing policies to reduce regulations and expenditures across the federal government, including at HHS, the FDA, the CMS, and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for the pharmaceutical industry and our business. These actions and proposals include, for example, (a) reducing agency workforce, (b) directing program cuts; (c) rescinding the prior presidential administration’s executive order tasking the Center for Medicare and Medicaid Innovation to consider new payment and healthcare models to limit drug spending; (d) eliminating the prior presidential administration’s executive order that directed HHS to establish an AI task force and develop a strategic plan, (e) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing most-favored-nation pricing for pharmaceutical products; (f) imposing tariffs of imported pharmaceutical products; and (g) directing certain federal agencies to enforce existing law regarding hospital and price plan price transparency and by standardizing prices across hospitals and health plans. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo, or Loper Bright, the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. The U.S. Congress may introduce and ultimately pass healthcare related legislation that could, among other things, impact the drug approval process and make changes to modify the Medicare Drug Price Negotiation Program created under the IRA.

The continuing efforts of the government, insurance companies, managed care organizations, and other payors of healthcare services to contain or reduce costs of healthcare may adversely affect:

•
the demand for any of our ecDTx, if approved;
•
the ability to set a price that we believe is fair for any of our ecDTx, if approved;
•
our ability to generate revenues and achieve or maintain profitability;
•
the level of taxes that we are required to pay; and
•
the availability of capital to us.

We cannot predict what healthcare reform initiatives may be adopted in the future. We expect that these existing laws and other healthcare reform measures that may be adopted in the future may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies, and additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our ecDTx, if approved.

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

Many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we are forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business, financial condition, results of operations, and prospects may be adversely affected. In addition, geopolitical actions in the United States and in foreign countries (such as the geopolitical conflicts in and around Ukraine and Israel; retaliatory measures by foreign countries in response to actions by the U.S., in particular, tariffs) could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any future licensors and the maintenance, enforcement, or defense of our issued patents, which could impair our competitive intellectual property position. Many foreign countries could threaten to impose retaliatory measures that may adversely impact our intellectual property rights in those countries. For example, government actions may prevent filing, prosecution, and maintenance of issued patents in various jurisdictions experiencing geopolitical conflict. These actions could result in abandonment or lapse of our patents or patent applications, resulting in partial or complete loss of patent rights in such jurisdictions. In addition, jurisdictions outside of the U.S. could also permit our patents to be exploited without consent or compensation. For example, on March 14, 2025, Brazil enacted Law No. 15.122/2025 (known as the Economic Reciprocity Law), which provides a framework that allows for the suspension of obligations related to foreign entity’s intellectual property rights. In such circumstances we would not be able to prevent third parties from practicing our inventions or from selling or importing products made using our inventions in and into such jurisdictions. Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

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

Numerous U.S. and foreign-issued patents and pending patent applications owned by third parties exist in the fields in which we plan to commercialize our therapeutic and diagnostic programs and in which we are developing other proprietary technologies. As the biotechnology and pharmaceutical industries expand and more patents are issued, and as we gain greater visibility and market exposure as a public company, the risk increases that our ecDTx and diagnostic programs and commercializing activities may give rise to claims of infringement of the patent rights of others. We cannot assure that our ecDTx and diagnostic programs and other proprietary technologies we develop will not infringe existing or future patents owned by third parties. We may not be aware of patents that have already been issued for which a third party, such as a competitor in the fields in which we are developing our ecDTx and diagnostic programs, might assert as infringed by us. It is also possible that patents owned by third parties of which we are aware, but which we do not believe we infringe or that we believe we have valid defenses to any claims of patent infringement, could be found to be infringed by us. It is not unusual that corresponding patents issued in different countries have different scopes of coverage, such that in one country a third-party patent does not pose a material risk, but in another country, the corresponding third-party patent may pose a material risk to our ecDTx. As such, we monitor third-party patents in the relevant pharmaceutical markets. In addition, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that we may infringe. For example, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our ecDTx or the use of our ecDTx. We are aware of an issued patent in the United States and pending patent applications elsewhere that contain claims that may cover one of our CHK1 related ecDTx. While we believe we have valid defenses to claims of patent infringement, we cannot be certain that we would prevail in any dispute, and we cannot be certain how an adverse determination would affect our business.

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

International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations, and prospects.

We operate in a global economy, which includes utilizing third-party suppliers in countries outside the United States. There is inherent risk, based on the complex relationships among the U.S. and the countries in which we conduct our business, that political, diplomatic and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty. The U.S. government has recently announced substantial new tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, including with respect to the pharmaceutical industry. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. These developments have created a dynamic and unpredictable trade landscape, which may adversely impact our business, results of operations, financial condition and prospects.

We do not own or operate manufacturing facilities and have no plans to develop our own clinical or commercial-scale manufacturing capabilities. We rely, and expect to continue to rely, on third parties for the manufacture of our ecDTx and related raw materials and to package, label, ship, store, and distribute our ecDTx for clinical and preclinical development, and we intend to rely on third parties for such services for our commercial products if any of our ecDTx receive regulatory approval. Currently, we work with some suppliers located outside of the United States, including a manufacturer of drug substance for BBI-940 that is located in China, and a manufacturer of drug substance of BBI-355 located in Canada. From time to time, we also rely on specialized laboratory equipment, supplies and materials, all or part of which we believe may be ultimately sourced from multiple countries outside the United States, to advance our research and development efforts.

Current or future tariffs could result in increased research and development expenses, including with respect to increased costs associated with active pharmaceutical ingredients, raw materials, laboratory equipment, and other research materials and components. In addition, such tariffs could increase our supply chain complexity and could also potentially disrupt our existing supply chain. Trade restrictions affecting the import of materials necessary for clinical trials could result in delays to our development timelines. Increased development costs and extended development timelines could place us at a competitive disadvantage compared to companies operating entirely domestically or in regions with more favorable trade relationships and could reduce investor confidence, negatively impacting our ability to secure additional financing on favorable terms or at all. In addition, as we advance toward commercialization in the future, tariffs and trade restrictions could hinder our ability to establish cost-effective production capabilities, negatively impacting our growth prospects.

The complexity of announced or future tariffs may also increase the risk that we or our suppliers or future customers may be subject to civil or criminal enforcement actions in the United States or foreign jurisdictions related to compliance with trade regulations. Foreign governments may also adopt non-tariff measures, such as procurement preferences or informal disincentives to engage with, purchase from or invest in U.S. entities, which may limit our ability to compete internationally and attract non-U.S. investment, employees, customers, and suppliers. Foreign governments may also take other retaliatory actions against U.S. entities, such as decreased intellectual property protection, increased enforcement actions, or delays in regulatory approvals, which may result in heightened international legal and operational risks. In addition, the United States and other governments have imposed and may continue to impose additional sanctions, such as trade restrictions or trade barriers, which could restrict us from doing business directly or indirectly in or with certain countries or parties and may impose additional costs and complexity to our business.

Trade disputes, tariffs, restrictions and other political tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain and could materially and adversely affect our business, financial condition, results of operations and prospects. While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, ability to access the capital markets or other financing sources, results of operations, financial condition, and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this Quarterly Report on Form 10-Q and in our 2024 10-K.

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

Pending the uses described below, the net proceeds from our IPO have been held in cash, cash equivalents, and short-term investments. There has been no material change in our planned use of net proceeds from our IPO from that described in the prospectus for our IPO, except that, due to our decisions with regard to the POTENTIATE and STARMAP trials discussed above, net proceeds that may have been used to fund the development of BBI-355 and BBI-825 as a single agent or in combination with targeted therapies in those clinical trials, respectively, and are not used to wind down the STARMAP trial or the initial arms of the POTENTIATE trial, are now expected to be directed to support the development of the BBI-355/BBI-825 combination and BBI-940, including through initial proof-of-concept clinical data for each of these programs, research and development of our other ecDTx development programs, and to be used for working capital and other general corporate purposes, including our ecDNA diagnostic and Spyglass platform. We may also use a portion of the net proceeds and our existing cash, cash equivalents, and short-term investments to in-license, acquire, or invest in complementary businesses, technologies, products, or assets. However, we have no current commitments or obligations to do so. We cannot predict with certainty all of the particular uses for the net proceeds from our IPO. Our expected use of the net proceeds from our IPO represents our intentions based upon our current plans and business conditions, which could change in the future as our plans and business conditions evolve. The amounts and timing of our actual expenditures may vary significantly depending on numerous factors, including the progress and costs of our development activities, the status of and results from clinical trials and preclinical studies, as well as any collaborations that we may enter into with third parties for our ecDTx, and the amount of cash used in our operations and any unforeseen cash needs, as well as other factors described in Item 1A, “Risk Factors,” in Part I of our 2024 10-K and in Part II of this Quarterly Report on Form 10-Q. Our management has broad discretion in the application of the net proceeds from our IPO, and investors will be relying on their judgment regarding the application of the net proceeds.

(c)
Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

From time to time, our officers (as defined in Rule 16a-1(f) of the Exchange Act) and directors may enter into or terminate Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended September 30, 2025, none of our officers or directors adopted, modified, or terminated such a trading arrangement.

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

Boundless Bio, Inc.

Date: November 5, 2025	By:	/s/ Zachary D. Hornby
Zachary D. Hornby
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2025	By:	/s/ David Hinkle
David Hinkle
Senior Vice President, Finance, Controller and Treasurer
(Principal Financial and Accounting Officer)