Form 10-Q
period 2026-03-31
Boundless Bio, Inc.
filed 2026-05-08
CIK 1782303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 5, 2026, the registrant had 22,464,111 shares of common stock, $0.0001 par value per share, outstanding.

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
•
We are early in our development efforts and have only one ecDTx, BBI-940, in active clinical development. If we are unable to successfully develop, obtain regulatory approval, and ultimately commercialize BBI-940 or any future ecDTx, or experience significant delays in doing so, our business will be materially harmed;
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
•
We may engage in strategic transactions that could impact our liquidity, increase our expenses, and divert management’s attention from other business priorities;
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

You should carefully read all of the risk factors described in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the U.S. Securities and Exchange Commission (SEC) on March 9, 2026 (our 2025 10-K) for a detailed description of material risks and uncertainties we face. The events and circumstances reflected in our forward-looking statements may not be achieved or occur, and our actual results, performance, or achievements could differ materially from those expressed or implied by our forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not place undue reliance on any forward-looking statement. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances, or otherwise. All forward-looking statements are qualified in their entirety by this cautionary statement, which is made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

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

This report may contain estimates and other statistical data made by independent parties and by us relating to potential market opportunity and other data about our industry and competitive position. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. Projections, assumptions and estimates of our future performance and the future performance of the markets in which we operate are necessarily subject to a high degree of uncertainty and risk, and are subject to change based on various factors, including those discussed in Part I, Item 1A, “Risk Factors,” of our 2025 10-K. These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties or by us.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Boundless Bio, Inc.

Condensed Balance Sheets

(in thousands, except par value data)

	March 31,	December 31,
	2026	2025
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$17,483	$17,868
Short-term investments	75,364	89,713
Prepaid expenses and other current assets	1,769	2,030
Total current assets	94,616	109,611
Property and equipment, net	2,940	3,216
Right-of-use asset, net	42,831	43,659
Restricted cash	560	560
Other assets	23	13
Total assets	$140,970	$157,059
Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$5,710	$6,727
Accrued compensation	589	2,643
Lease liabilities, current portion	3,284	3,167
Total current liabilities	9,583	12,537
Lease liabilities, non-current	45,004	45,868
Total liabilities	54,587	58,405
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 70,000 shares authorized and no shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 700,000 shares authorized, 22,407 shares issued and outstanding as of March 31, 2026; 700,000 shares authorized, 22,407 shares issued and outstanding as of December 31, 2025	2	2
Additional paid-in-capital	359,628	358,257
Accumulated other comprehensive income (loss)	(23)	64
Accumulated deficit	(273,224)	(259,669)
Total stockholders’ equity	86,383	98,654
Total liabilities and stockholders’ equity	$140,970	$157,059

The accompanying notes are an integral part of these condensed financial statements.

Boundless Bio, Inc.

Condensed Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
Operating expenses:
Research and development	$9,734	$12,138
General and administrative	4,741	5,203
Total operating expenses	14,475	17,341
Loss from operations	(14,475)	(17,341)
Other income, net:
Interest income	920	1,585
Other expense	—	(2)
Total other income, net	920	1,583
Net loss	$(13,555)	$(15,758)

Comprehensive loss:
Net loss	$(13,555)	$(15,758)
Unrealized loss on short-term investments	(87)	(89)
Comprehensive loss	$(13,642)	$(15,847)

Net loss per share, basic and diluted	$(0.60)	$(0.71)
Shares used in calculation	22,407	22,300

The accompanying notes are an integral part of these condensed financial statements.

Boundless Bio, Inc.

Condensed Statements of Stockholders’ Equity

(unaudited)

(in thousands)

	Common Stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders'
	Shares	Amount	capital	income/ (loss)	deficit	equity

Balance at December 31, 2025	22,407	$2	$358,257	$64	$(259,669)	$98,654
Stock-based compensation	—	—	1,371	—	—	1,371
Unrealized loss on short-term investments	—	—	—	(87)	—	(87)
Net loss	—	—	—	—	(13,555)	(13,555)
Balance at March 31, 2026	22,407	$2	$359,628	$(23)	$(273,224)	$86,383

Balance at December 31, 2024	22,300	$2	$351,991	$121	$(201,472)	$150,642
Stock-based compensation	—	—	1,797	—	—	1,797
Unrealized loss on short-term investments	—	—	—	(89)	—	(89)
Net loss	—	—	—	—	(15,758)	(15,758)
Balance at March 31, 2025	22,300	$2	$353,788	$32	$(217,230)	$136,592

The accompanying notes are an integral part of these condensed financial statements.

Boundless Bio, Inc.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(13,555)	$(15,758)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,371	1,797
Depreciation and amortization	284	317
Accretion of investments, net	(333)	(816)
Non-cash lease expense	829	857
Changes in operating assets and liabilities:
Prepaid expenses and other assets	250	214
Accounts payable and accrued liabilities	(3,071)	(2,083)
Operating lease liabilities	(747)	942
Net cash used in operating activities	(14,972)	(14,530)
Cash flows from investing activities
Purchases of investments	(29,405)	(52,625)
Maturities of investments	44,000	55,744
Purchases of property and equipment	(8)	(59)
Net cash provided by investing activities	14,587	3,060
Cash flows from financing activities
Net cash provided by (used in) financing activities	—	—
Net decrease in cash, cash equivalents, and restricted cash	(385)	(11,470)
Cash, cash equivalents, and restricted cash at beginning of period	18,428	27,147
Cash, cash equivalents, and restricted cash at end of period	$18,043	$15,677
Components of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$17,483	$15,117
Restricted cash	560	560
Cash, cash equivalents, and restricted cash at end of period	$18,043	$15,677

The accompanying notes are an integral part of these condensed financial statements.

Boundless Bio, Inc.

Notes to Condensed Financial Statements (Unaudited)

1.
Organization and Basis of Presentation

Description of Business

Boundless Bio, Inc. (the Company) is a clinical-stage oncology company dedicated to unlocking a new paradigm in cancer therapeutics that addresses the significant unmet need in patients with oncogene amplified tumors by interrogating extrachromosomal DNA (ecDNA), a root cause of oncogene amplification observed in 14 to 17% of cancer patients. The Company is focused on identifying targets essential for ecDNA functionality in oncogene amplified cancer cells, then designing and developing small molecule drugs called ecDNA-directed therapeutic candidates (ecDTx) to inhibit those targets, with the aim to prevent cancer cells from using chromosomal instability and ecDNA amplification biology to grow, adapt, and become resistant to existing therapies. The Company's mission is to be the foremost biopharma company interrogating ecDNA biology to deliver transformative therapies that improve and extend the lives of patients with previously intractable oncogene amplified cancers. The Company’s lead ecDTx, BBI-940, is in early clinical development in patients with estrogen receptor positive and human epidermal growth factor receptor 2 negative, or ER+/HER2-, breast cancer who have progressed following treatment with a cyclin-dependent kinase 4 and/or 6 inhibitor, or CDK4/6 inhibitor, plus endocrine therapy, as well as patients with triple-negative breast cancer luminal androgen receptor subtype, or TNBC-LAR. The Company was incorporated in the state of Delaware on April 10, 2018 and is headquartered in San Diego, California.

ATM Offering

On April 1, 2025, the Company entered into an Open Market Sale AgreementSM (the Sales Agreement) with Jefferies LLC (the Agent), under which the Company may, from time to time, sell shares of the Company’s common stock in “at the market” (ATM) offerings through or to the Agent, as sales agent or principal. The shares of common stock will be offered and issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-286302), including the Sales Agreement prospectus contained therein, filed with the Securities and Exchange Commission (SEC) on April 1, 2025 and declared effective by the SEC on April 10, 2025. Pursuant to the Sales Agreement prospectus, the Company may sell shares of its common stock having an aggregate offering price of up to $14.5 million. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. The Agent will receive a commission from the Company of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. The Company is not obligated to sell, and the Agent is not obligated to buy or sell, any shares of common stock under the Sales Agreement. No assurance can be given that the Company will sell any shares of common stock under the Sales Agreement, or, if it does, as to the price or amount of shares of common stock that it sells or the dates when such sales will take place. As of March 31, 2026, no shares had been sold under the Sales Agreement.

Liquidity

Since the Company commenced operations in 2018, it has devoted substantially all of its efforts and resources to organizing and staffing the Company, business planning, raising capital, building its proprietary Spyglass platform, discovering its ecDTx, developing its ecDNA diagnostic, establishing its intellectual property portfolio, conducting research, preclinical studies, and clinical trials, establishing arrangements with third parties for the manufacture of its ecDTx and related raw materials, and providing other general and administrative support for these operations. The Company does not have any products for sale and has not generated any revenue to date. The Company has funded its operations primarily from the sale and issuance of shares of its convertible preferred stock and common stock, including the net proceeds from the initial public offering (IPO) of its common stock completed on April 2, 2024.

As of March 31, 2026, the Company had cash, cash equivalents, and short-term investments of $92.8 million. Subsequent to March 31, 2026, the Company entered into an agreement with the landlord for its current headquarters facility to terminate the lease for such facility effective May 31, 2026. The lease termination involved a $10.0 million payment by the Company to the landlord and the landlord retained the Company's security deposit of approximately $0.5 million, representing aggregate cash outflows of approximately $10.5 million paid in the second quarter of 2026. After taking into account the foregoing, the Company believes that its existing cash, cash equivalents, and short-term investments will be sufficient to fund its operations for at least twelve months from the issuance date of the accompanying unaudited condensed financial statements. See Note 13 – Subsequent Events for additional information regarding the lease termination.

Since inception, the Company has incurred significant operating losses and negative cash flows from its operations and expects that it will continue to do so into the foreseeable future as it continues its development of, seeks regulatory approval for, and potentially commercializes its ecDTx, utilizes third parties to manufacture its ecDTx and related raw materials, potentially identifies additional development opportunities for its ecDTx, seeks to expand its therapeutic pipeline, and expands and protects its intellectual property. If the Company obtains regulatory approval for any of its ecDTx, it expects to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. The Company does not expect to generate any revenue from product sales

Boundless Bio, Inc.

Notes to Condensed Financial Statements (Unaudited)

until it successfully completes development of and obtains regulatory approval for one or more of its ecDTx, which the Company expects will take several years and may never occur. As of March 31, 2026, the Company had an accumulated deficit of $273.2 million, and, during the three months ended March 31, 2026, the Company incurred a net loss of $13.6 million and had negative cash flows from operations of $15.0 million. As the Company continues to pursue its business plan, it will need to acquire a substantial amount of additional funding until such time as it is able to generate significant revenues to fund its research and development activities and operations. Accordingly, the Company expects to finance its cash requirements through equity offerings, debt financings, or other capital sources, including potential collaborations, licenses, and other similar arrangements. There can be no assurance that the Company will be successful in acquiring additional funding or that any additional funding would be sufficient to continue operations in future periods.

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

The condensed balance sheet as of March 31, 2026, the condensed statements of operations and comprehensive loss for the three months ended March 31, 2026 and 2025, the condensed statements of stockholders’ equity for the three months ended March 31, 2026 and 2025, and the condensed statements of cash flows for the three months ended March 31, 2026 and 2025 are unaudited. These unaudited condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations, and cash flows for the interim period presented. The financial data and the other financial information contained in these notes to the condensed financial statements are also unaudited. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other future annual or interim period. The condensed balance sheet as of December 31, 2025 included herein was derived from the audited financial statements as of that date. The unaudited condensed financial statements and these notes thereto should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 9, 2026 (the Company's 2025 10-K).

2.
Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in Note 2 to the audited financial statements included in the Company’s 2025 10-K. There were no material changes to the Company’s significant accounting policies during the three months ended March 31, 2026.

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

Boundless Bio, Inc.

Notes to Condensed Financial Statements (Unaudited)

Recent Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The new guidance requires more detailed information about specified types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions on the face of the statement of operations on an annual and interim basis. This guidance is effective for the Company for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. The new standard permits early adoption and can be applied prospectively or retrospectively. The Company is evaluating the effect that this guidance will have on its financial statements and related disclosures.

3.
Fair Value Measurements

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis and their respective input levels based on the fair value hierarchy described in Note 2 to the audited financial statements included in the Company’s 2025 10-K (in thousands):

		Fair Value Measurements Using
As of March 31, 2026	Amount	Level 1	Level 2	Level 3
Assets
Money market funds (1)	$15,615	$15,615	$—	$—
U.S. government obligations (2)	75,364	—	75,364	—
Total fair value of assets	$90,979	$15,615	$75,364	$—

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

4.
Investments

The following tables summarize investments accounted for as available-for-sale securities (in thousands):

	As of March 31, 2026
	Acquisition Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$15,615	$—	$—	$15,615
U.S. government obligations	75,387	4	(27)	75,364
Total cash equivalents and investments	$91,002	$4	$(27)	$90,979
Classified as:
Cash equivalents				$15,615
Short-term investments				75,364
Total cash equivalents and investments				$90,979

Boundless Bio, Inc.

Notes to Condensed Financial Statements (Unaudited)

	As of December 31, 2025
	Acquisition Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$16,100	$—	$—	$16,100
U.S. government obligations	89,649	64	—	89,713
Total cash equivalents and investments	$105,749	$64	$—	$105,813
Classified as:
Cash equivalents				$16,100
Short-term investments				89,713
Total cash equivalents and investments				$105,813

On March 31, 2026 and December 31, 2025, the remaining contractual maturities of all the Company’s available-for-sale investments were less than 12 months. As of March 31, 2026 and December 31, 2025, the Company has not established an allowance for credit losses for any of its available-for-sale securities.

As of March 31, 2026, there were fifteen available-for-sale securities with an estimated fair value of $48.9 million in gross unrealized loss positions. As of December 31, 2025, there were no available-for-sale securities in a gross unrealized loss position. Based on its review of these investments, the Company believes that the unrealized losses are attributable to changes in market interest rates and not to credit-related factors and therefore were not other-than-temporary in nature.

5.
Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2026	2025
Lab equipment	$4,363	$4,373
Computers and software	904	896
Leasehold improvements	1,054	1,054
Furniture and fixtures	1,852	1,853
Total property and equipment	8,173	8,176
Less accumulated depreciation and amortization	5,233	4,960
Property and equipment, net	$2,940	$3,216

Depreciation and amortization expense related to property and equipment was $0.3 million for both the three months ended March 31, 2026 and 2025.

6.
Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2026	2025
Accounts payable	$2,035	$1,491
Accrued research and development costs	3,279	4,719
Other accrued liabilities	396	517
Total accounts payable and accrued liabilities	$5,710	$6,727

7.
Lease Agreements

2024 Lease

The Company is a party to a non-cancellable facility lease for approximately 80,168 square feet of lab and office space in San Diego, California (the 2024 Lease). In April 2026, the Company and the landlord entered into an agreement to terminate the 2024 Lease

Boundless Bio, Inc.

Notes to Condensed Financial Statements (Unaudited)

effective May 31, 2026. See Note 13 — Subsequent Events for a description of the lease termination. The following description reflects the terms of the 2024 Lease as they existed during the three months ended March 31, 2026 and as of March 31, 2026.

The 2024 Lease had an initial lease term of 120 months, which commenced in November 2024; the lease also provided the Company with the right to extend the lease term for an additional 60 months at expiry, which was not included in the lease term used for measurement. The 2024 Lease includes obligations to make base rent payments and additional variable lease payments for the Company’s allocated share of variable costs associated with the operation and management of the property, which include utilities, property taxes, common area maintenance, and amenities costs. The lease provided for a rent abatement period through July 2025.

The Company is required to maintain a security deposit under the 2024 Lease in the form of a standby letter-of-credit. This letter of credit is collateralized by a restricted cash deposit at the Company’s bank of approximately $0.6 million, which is included in restricted cash in the balance sheet. The 2024 Lease does not contain any material residual value guarantees or material restrictive financial covenants. The table below sets forth the Company’s future undiscounted operating lease payment obligations under the 2024 Lease as of March 31, 2026, exclusive of future variable lease costs. As noted above, the 2024 Lease was terminated effective May 31, 2026, and the obligations reflected in the table below with respect to amounts payable after May 31, 2026 will not be paid.

The Company recorded an operating lease liability for this obligation based on the present value of the lease payments using an estimated incremental borrowing rate of approximately 8.3%, as the 2024 Lease does not have a stated rate and the implicit rate was not readily determinable, and a right-of-use (ROU) asset based on the corresponding operating lease liability. Management exercised judgment in estimating the incremental borrowing rate and in determining the lease term. The renewal option was evaluated at lease commencement and excluded from the lease term, as the Company is not reasonably certain to exercise the option. The net ROU asset and associated lease liability are reflected in the Company’s balance sheet as of March 31, 2026 and December 31, 2025.

Operating leases

As of March 31, 2026, the 2024 Lease was the Company’s only lease. Lease expense related to the 2024 Lease totaled approximately $2.5 million and $2.3 million for the three months ended March 31, 2026 and 2025, respectively, and included operating lease costs of $1.8 million and $1.9 million, and variable lease costs of $0.7 million and $0.4 million, respectively.

The Company paid $1.7 million and $0.1 million for the operating lease included in the operating activities section of the condensed statements of cash flows for the three months ended March 31, 2026 and 2025, respectively. The remaining lease term and discount rate for the 2024 Lease were 8.6 years and 8.3%, respectively, as of March 31, 2026, and 8.8 years and 8.3%, respectively, as of December 31, 2025 (the calculations of remaining lease term excludes the renewal option). Future undiscounted operating lease payments under the 2024 Lease as of March 31, 2026, exclusive of future variable lease payments, were as follows (in thousands):

Year ending December 31,
2026 (remaining nine months)	$5,309
2027	7,255
2028	7,465
2029	7,680
2030	7,902
Thereafter	32,465
Total minimum lease payments	$68,076
Less: Amount representing interest	(19,788)
Operating lease liabilities	$48,288

The table above reflects the Company’s contractual obligations under the 2024 Lease as of March 31, 2026. Subsequent to March 31, 2026, the Company and the landlord entered into an agreement to terminate the 2024 Lease effective May 31, 2026. As a result, other than the obligations payable through May 31, 2026, the obligations reflected in the table above will not be paid. See Note 13 — Subsequent Events for additional information regarding the lease termination and the Company’s new headquarters lease.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with its officers and members of its board of directors that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as officers or directors. The maximum potential future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs because of these indemnification agreements. The Company has not accrued any liabilities related to such indemnification agreements in its financial statements as of March 31, 2026 or December 31, 2025 because it determined the likelihood of incurring a payment obligation pursuant to such agreements was not probable.

Litigation

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. There are no matters currently outstanding for which any liabilities have been accrued. The Company was not a defendant in any lawsuit for the three months ended March 31, 2026 or the year ended December 31, 2025.

9.
Common Stock

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2026	2025
Shares reserved for exercise of stock options issued and outstanding	5,938	4,234
Shares reserved for future issuance under the equity incentive plan	2,764	3,348
Shares reserved for future issuance under the employee stock purchase plan	527	303
Total	9,229	7,885

10.
Stock-Based Compensation

Equity Incentive Plan

In March 2024, the Company’s board of directors adopted, and the Company’s stockholders approved, the 2024 Incentive Award Plan (the Plan), which became effective in connection with the IPO and has a term of ten years. As of March 31, 2026, a total of 5,068,078 shares of common stock were authorized for issuance under the Plan, which includes a January 1, 2026 increase of 1,120,362 shares, pursuant to the evergreen provision of the Plan. See Note 10 to the audited financial statements included in the Company’s 2025 10-K for a description of the evergreen provision of the Plan. On March 31, 2026, 2,764,307 of these shares were available for grant under the Plan.

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

Boundless Bio, Inc.

Notes to Condensed Financial Statements (Unaudited)

Repricing of Outstanding Options

In August 2024, the compensation committee of the Company’s board of directors, as administrator of the Plan and the Predecessor Plan, approved an option repricing (2024 Repricing), which was effective on August 19, 2024 (the Repricing Effective Date). The repricing applied to options to purchase up to an aggregate of 3,484,346 shares of the Company’s common stock with an exercise price per share in excess of the closing price per share of the Company’s common stock on the Repricing Effective Date, held by eligible employees of the Company that were granted under the Plan or the Predecessor Plan and were outstanding as of the Repricing Effective Date (the Repriced Options). As of March 31, 2026, Repriced Options to purchase up to an aggregate of 2,275,372 shares of the Company’s common stock remained outstanding. See Note 10 to the audited financial statements included in the Company’s 2025 10-K for a description of the 2024 Repricing.

Stock Options

Stock option activity under the Plan and the Predecessor Plan and certain other related information is as follows (in thousands except weighted-average exercise price and remaining term):

	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Term (years)	Aggregate- Intrinsic Value
Balance as of December 31, 2025	4,234	$5.22	7.4	$28
Granted	1,836	$1.26
Exercised	—	$—
Forfeited and expired	(132)	$5.11
Balance as of March 31, 2026	5,938	$3.92	8.1	$7
Vested and expected to vest at March 31, 2026	5,938	$3.92	8.1	$7
Exercisable as of March 31, 2026	2,587	$5.10	6.7	$5

Aggregate intrinsic value in the above table is the difference between the estimated fair value of the Company’s common stock as of either March 31, 2026 or December 31, 2025, and the exercise price of stock options that had exercise prices below that value.

For the Repriced Options, the weighted-average prices and intrinsic value information in the table above is calculated based on the exercise price per share that applied immediately prior to the Repricing Effective Date pending satisfaction of the requisite service requirement or other service conditions.

No options were exercised during the three months ended March 31, 2026 or 2025.

Employee Stock Purchase Plan

In March 2024, the Company’s board of directors adopted, and the Company’s stockholders approved, the Company’s 2024 Employee Stock Purchase Plan (ESPP), which became effective in connection with the IPO. A total of 231,919 shares of common stock were initially reserved for issuance under the ESPP. On January 1, 2026, pursuant to the evergreen provision of the ESPP, the aggregate number of shares that may be issued under the ESPP was automatically increased by 224,072 shares. See Note 10 to the audited financial statements included in the Company’s 2025 10-K for a description of the ESPP, including the evergreen provision of the ESPP. On March 31, 2026, there were 527,251 shares available for issuance under the ESPP.

The Company recognized stock-based compensation expense related to the ESPP of $0.1 million for each of the three months ended March 31, 2026 and 2025.

The Company did not issue or sell any shares under the ESPP during the three months ended March 31, 2026 or 2025, respectively.

Boundless Bio, Inc.

Notes to Condensed Financial Statements (Unaudited)

Stock-Based Compensation Expense

Stock-based compensation expense, including the expense related to the ESPP, as recorded in the accompanying condensed statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$391	$714
General and administrative	980	1,083
Total stock-based compensation	$1,371	$1,797

As of March 31, 2026, unrecognized compensation cost related to outstanding stock options (all of which have time-based vesting) was $9.5 million, which is expected to be recognized over a weighted-average period of 2.2 years.

As of March 31, 2026, unrecognized compensation cost related to the ESPP was $0.4 million, which is expected to be recognized as expense over approximately 1.1 years.

Excluding any effect of the Repriced Options, except for Repriced Options held by employees who experienced a Qualifying Termination (as defined in Note 10 to the audited financial statements included in the Company’s 2025 10-K), the weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the stock options granted during the periods indicated in the table were as follows:

	Three Months Ended March 31,
	2026	2025
Expected option life (in years)	6.0	6.0
Assumed volatility	107.0%	105.0%
Assumed risk-free interest rate	3.9%	4.5%
Expected dividend yield	—	—

Excluding any effect due to the Repriced Options, except for Repriced Options held by employees who experienced a Qualifying Termination, the weighted-average grant date per share fair value of options granted during the three months ended March 31, 2026 and 2025 were $1.04 and $2.09, respectively.

11.
Net Loss Per Common Share

The following table summarizes the calculation of basic and diluted net loss per common share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended March 31,
	2026	2025
Net loss	$(13,555)	$(15,758)
Weighted-average shares of common stock used in computing net loss per share, basic and diluted	22,407	22,300
Net loss per share, basic and diluted	$(0.60)	$(0.71)

The Company excluded the following potential shares of its common stock, presented based on amounts outstanding at each period end, from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect (in thousands):

	As of March 31,
	2026	2025
Options to purchase common stock	5,938	4,738
Total	5,938	4,738

Boundless Bio, Inc.

Notes to Condensed Financial Statements (Unaudited)

12.
Segment Information

The CODM reviews the budget versus actual expense by nature of expense. The following table sets forth the Company’s segment loss disclosure for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
R&D – Compensation and benefits (excludes stock-based compensation)	$2,131	$3,294
R&D – Clinical trial costs	2,612	2,850
R&D – Outsourced services & Consulting	2,209	2,382
R&D – Lab and pharmacology supplies	143	290
R&D – Other costs (1)	377	597
G&A – Compensation and benefits (excludes stock-based compensation)	1,383	1,574
G&A – Professional service fees	750	997
G&A – Insurance	199	218
G&A – Other costs (2)	493	726
Facilities related	2,523	2,299
Stock-based compensation and depreciation	1,655	2,114
Total operating expense	14,475	17,341
Loss from operations	(14,475)	(17,341)
Interest and other income, net	920	1,583
Segment net loss	$(13,555)	$(15,758)

(1)
Includes expenses such as software licenses, database subscriptions, lab service contracts, travel, and other costs.
(2)
Includes expenses such as travel, investor relations services, software licenses, employee training and development, and other costs.
13.
Subsequent Events

On April 13, 2026, the Company entered into an agreement with the landlord pursuant to which the parties agreed to terminate the 2024 Lease. The 2024 Lease was originally scheduled to expire on October 31, 2034. The lease will be terminated effective as of May 31, 2026. In connection with the lease termination, the Company paid $10.0 million to the landlord, and the landlord retained the Company's security deposit of approximately $0.5 million. Upon the effective termination date, the Company will also derecognize the right-of-use asset and operating lease liability associated with the 2024 Lease. In connection with the lease termination, the Company expects to recognize charges of approximately $2.4 million in the three months ending June 30, 2026 related to the accelerated depreciation of leasehold improvements and the abandonment of other building-related fixed assets pursuant to the lease termination agreement.

On April 17, 2026, the Company entered into a non-cancellable facility lease for approximately 10,822 rentable square feet of laboratory and office space located in La Jolla, California (2026 Lease). The 2026 Lease has an initial term of 12 months, commencing on June 1, 2026. The 2026 Lease also provides the Company with the option to extend the lease term for an additional 12 months. The 2026 Lease includes obligations to make monthly base rent payments of approximately $56,000, as well as additional variable lease payments representing the Company's allocated share of variable costs associated with the operation and management of the property, including utilities, property taxes, common area maintenance, and amenities costs. The 2026 Lease provides for two months of rent abatement during the second and third full calendar months of the initial lease term. The Company has provided a cash security deposit of approximately $77,000 under the 2026 Lease.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2025, included in our 2025 10-K. This discussion and analysis contains forward-looking statements that involve risks and uncertainties, including those described in the section titled “Special Note Regarding Forward Looking Statements and Market and Industry Data.” As a result of many factors, including those factors set forth in the “Risk Factors” section of our 2025 10-K, our actual results and the timing of events could differ materially from the results and timing described in or implied by the forward-looking statements contained in the following discussion and analysis. Unless the context requires otherwise, references in this report to “Boundless,” the “Company,” “we,” “us,” and “our” refer to Boundless Bio, Inc. In addition, in this report we refer to our extrachromosomal DNA directed therapeutic candidates as “ecDTx,” which are under clinical or preclinical investigation and which have not yet been approved for marketing by the FDA or any other regulatory authority.

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

Our lead ecDTx, BBI-940, is a novel, oral, selective degrader that targets a previously undrugged kinesin involved in DNA segregation, including ecDNA segregation during mitosis. BBI-940 has demonstrated potent anti-tumor activity across a range of cancer cell lines as well as in mouse xenograft models, including single-agent tumor regressions. In February 2026, we initiated a Phase 1, open-label, multicenter, first-in-human clinical trial of BBI-940 in patients with estrogen receptor positive and human epidermal growth factor receptor 2 negative, or ER+/HER2-, breast cancer who have progressed following treatment with a cyclin-dependent kinase 4/6 inhibitor, or CDK4/6 inhibitor, plus endocrine therapy, as well as patients with triple-negative breast cancer luminal androgen receptor subtype, or TNBC-LAR. We refer to this trial as KOMODO-1 for Kinesin Oral Molecular Degrader for Oncology-1 (clinicaltrials.gov identifier NCT07408089), and enrollment is ongoing. In the KOMODO-1 trial, we contemplate two distinct biomarkers for patient selection, fibroblast growth factor receptor 1, or FGFR1, gene amplification and androgen receptor, or AR, immunohistochemistry. We will retrospectively assess ecDNA status using multiple techniques for inferring ecDNA in tumor samples. For additional information, see “Our Lead ecDTx: BBI-940 Kinesin Degrader” in Part I, Item 1., “Business,” of our 2025 10-K. We expect to have initial proof-of-concept safety and efficacy clinical data from the KOMODO-1 trial of BBI-940 within our existing cash runway timeline discussed below.

We had been investigating BBI-355, a novel, oral, selective inhibitor of checkpoint kinase 1 designed to target replication stress in oncogene amplified cancers, and BBI-825, a novel, oral, selective inhibitor of ribonucleotide reductase, in the clinic in the POTENTIATE trial and the STARMAP trial. As previously reported, we made decisions to cease enrollment in each of these trials, and, accordingly, we also do not plan to invest further in the development of ECHO, which is an ecDNA diagnostic clinical trial assay used in the POTENTIATE trial. We completed winding down the STARMAP trial of BBI-825 in 2025, while the wind down of the POTENTIATE trial is ongoing. For additional information, see “Other Programs” in Part I, Item 1., “Business,” of our 2025 10-K.

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

Business Overview

Since we commenced operations in 2018, we have devoted substantially all of our efforts and resources to organizing and staffing our company, business planning, raising capital, building our proprietary Spyglass platform, discovering our ecDTx, developing our diagnostic, establishing our intellectual property portfolio, conducting research, preclinical studies, and clinical trials, establishing arrangements with third parties for the manufacture of our ecDTx and related raw materials, and providing general and administrative support for these operations. During this time, we have incurred significant operating losses and, as of March 31, 2026, we had an accumulated deficit of $273.2 million. We expect to continue to incur losses for the foreseeable future, and, in general, we anticipate these losses will increase substantially in the future as we continue our development of, seek regulatory approval for, and potentially commercialize our ecDTx, conduct our ongoing and planned clinical trials and preclinical studies, utilize third parties to manufacture our ecDTx and related raw materials, leverage Spyglass to potentially identify additional development opportunities for our ecDTx and expand our therapeutic pipeline, seek to expand and protect our intellectual property, as well as incur additional costs associated with being a public company. If we obtain regulatory approval for our ecDTx, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials, preclinical studies, and our other research and development activities and capital expenditures.

Through March 31, 2026, we have raised a total of $353.8 million to fund our operations primarily from the gross proceeds from the sale and issuance of our convertible preferred and common stock. In April 2024, we completed our IPO, in which we sold and issued 6,250,000 shares of our common stock for gross proceeds of $100.0 million. In April 2025, we commenced an “at the market” (ATM) offering as defined in Rule 415(a)(4) under the Securities Act, under which we may offer and sell shares of our common stock having an aggregate offering price of up to $14.5 million from time to time through or to our sales agent, as described further under “Liquidity and Capital Resources” below. As of March 31, 2026, we had cash, cash equivalents, and short-term investments of $92.8 million.

In response to clinical data and other market considerations, we have made a series of portfolio prioritization decisions and taken steps to streamline operations in connection with those decisions. As of January 2026, we are focusing our research and development activities on BBI-940. In April 2026, we further streamlined our operations by restructuring our facilities footprint, terminating our long-term lease for approximately 80,168 rentable square feet of laboratory and office space in San Diego effective May 31, 2026, and entering into a new, shorter-term lease for approximately 10,822 rentable square feet at a nearby location commencing June 1, 2026. The lease termination involved a cash payment of $10.0 million by us to the landlord, and the landlord’s retention of our security deposit of approximately $0.5 million. Based on our current operating plan, we believe that our existing cash, cash equivalents, and short-term investments will be sufficient to fund our operations into the second half of 2028. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. See “Liquidity and Capital Resources” below for more information.

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

In addition, FDA-regulated industries, such as ours, face uncertainty with regard to the regulatory environment we will face as we proceed with research and development and possibly in the future commercialization. The FDA has recently experienced significant leadership changes, voluntary and involuntary staff departures, shifts in scientific and regulatory priorities, and political pressure to increase scrutiny of certain products. These and other factors increase uncertainties associated with interpreting the FDA’s guidance and predicting its areas of focus and responses to various issues. Changes and disruptions at the FDA, including due to federal government shutdowns, could impact the FDA’s ability to retain key personnel and hire additional personnel and may result in delays or limitations on our ability to obtain guidance from agency staff and slow review times for applications we submit to obtain the requisite regulatory approvals in the future. Moreover, actions that the federal government recently has taken and may take in the future to freeze or reduce federal funding for medical research, has and could further decrease the ability of facilities that rely on such funding to conduct clinical trials or increase the costs to us of conducting clinical trials at those facilities. There remains general uncertainty regarding future activities. New executive orders, regulations, policies, or guidance could be issued or promulgated that adversely affect us or create a more challenging or costly environment to pursue the development and commercialization of our ecDTx, including in areas relating to regulatory framework and oversight, research and development funding, drug pricing reform, intellectual property rights, global trade policy, and tariffs.

Although, to date, our business has not been materially impacted, the ultimate impact of global economic and market conditions and changes in government agencies, regulations and policies remains highly uncertain and will depend on future developments and factors that continue to evolve. We closely monitor these ongoing developments and the potential impact of these factors on our business, operating expenses, and cash position and, if circumstances warrant, we may make adjustments to our operating plan. For more information regarding these risks and uncertainties, see Item 1A, “Risk Factors,” in Part I of our 2025 10-K.

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

General and Administrative

General and administrative (G&A) expenses consist primarily of personnel-related costs, including salaries, bonuses, benefits, travel, severance, and stock-based compensation for employees in executive, accounting and finance, business development, legal, and other administrative functions. Other significant costs include allocated facility-related expenses, legal fees relating to intellectual property and corporate matters, professional fees for accounting and consulting services, insurance costs, and business development expenses. We also incur costs associated with maintaining compliance with securities exchange listing and SEC requirements, including audit, legal, regulatory, and tax-related services, as well as director and officer insurance premiums and investor relations costs associated with operating as a public company.

We anticipate that our G&A expenses will increase in the long-term if we are successful in developing our ecDTx and growing our business and, if our ecDTx receives marketing approval, when we commence commercialization activities; however, in the short-term, we intend to manage our G&A expenses to provide sufficient operating runway to enable delivery of initial proof-of-concept clinical data for BBI-940.

Other Income, Net

Other income, net consists primarily of interest income earned on our cash, cash equivalents, and investments.

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table summarizes our results of operations for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Operating expenses:
Research and development	$9,734	$12,138	$(2,404)
General and administrative	4,741	5,203	(462)
Total operating expenses	14,475	17,341	(2,866)
Loss from operations	(14,475)	(17,341)	2,866
Other income, net:
Interest income	920	1,585	(665)
Other expense	-	(2)	2
Total other income, net	920	1,583	(663)
Net loss	$(13,555)	$(15,758)	$2,203

Research and Development Expenses

The following table summarizes our R&D expenses for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Direct program costs:
BBI-940	$3,890	$786	$3,104
BBI-355	900	2,954	(2,054)
BBI-825	—	1,146	(1,146)
Other development programs	—	15	(15)
Total direct program costs	4,790	4,901	(111)
Indirect program costs:
Personnel-related (including stock compensation)	2,521	4,027	(1,506)
Outside services and consulting	59	369	(310)
Lab and pharmacology supplies	132	234	(102)
Facilities-related (including depreciation)	1,870	2,010	(140)
Other indirect program costs	362	597	(235)
Total indirect program costs	4,944	7,237	(2,293)
Total R&D expenses	$9,734	$12,138	$(2,404)

R&D expenses were $9.7 million and $12.1 million for the three months ended March 31, 2026 and 2025, respectively. The $2.4 million decrease was primarily attributable to (i) a $1.5 million decrease in personnel-related costs, primarily due to having fewer R&D employees on a year-over-year basis, (ii) a $0.3 million decrease in outside services and consulting costs, and (iii) a $0.6 million decrease in other R&D costs due to cost cutting measures instituted by us during the second half of 2025. The increase in BBI-940 direct program costs for the three months ended March 31, 2026 compared with the same period in 2025 was primarily due to costs relating to the KOMODO-1 clinical trial initiated during the three months ended March 31, 2026, and the decreases in BBI-355 and BBI-825 direct program costs for the three months ended March 31, 2026 compared with the same period in 2025 were primarily due to our decisions to wind down the POTENTIATE and STARMAP clinical trials, as discussed above.

Previously, including for the year ended December 31, 2025, we reported our BBI-940 direct program costs within our direct program costs for “other development programs.” As reflected in the table above, beginning with the three months ended March 31, 2026 and going forward, we will separately report our BBI-940 direct program costs within our discussion of our R&D expenses for the periods presented.

General and Administrative Expenses

G&A expenses were $4.7 million and $5.2 million for the three months ended March 31, 2026 and 2025, respectively. The $0.5 million decrease in G&A expenses was primarily driven by a $0.3 million decrease in personnel-related costs, primarily due to having fewer G&A employees on a year-over-year basis, and a $0.3 million decrease in professional fees.

Other Income, Net

Other income, net was $0.9 million and $1.6 million for the three months ended March 31, 2026 and 2025, respectively. The $0.7 million decrease resulted from a reduction in interest income generated by our available-for-sale investment securities portfolio due to a decrease in the amount of cash and cash equivalents available for investing purposes as well as a decline in the market yields available for such investment securities compared to the prior year period.

We expect interest income to continue to decrease in future periods as we continue to draw down our cash and investment portfolio to fund our operations and as our investable asset base declines. Market yields on our investment portfolio may also fluctuate in response to changes in monetary policy and broader interest rate conditions, which could further affect interest income in future periods.

Liquidity and Capital Resources

Sources of Liquidity

Through March 31, 2026, we have raised a total of $353.8 million to fund our operations primarily from the gross proceeds from the sale and issuance of shares of our convertible preferred stock prior to our IPO and the sale and issuance of 6,250,000 shares of our common stock in our IPO, which closed in April 2024. Our IPO generated gross proceeds of $100.0 million, which resulted in net proceeds to us of approximately $87.7 million, after deducting underwriting discounts and commissions and other offering expenses.

In April 2025, we entered into an Open Market Sale AgreementSM (the Sales Agreement) with Jefferies LLC (the Agent), pursuant to which we may, from time to time, sell shares of our common stock in “at-the-market” offerings through or to the Agent, acting as sales agent or principal. See Note 1 to our unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q under the section entitled “ATM Offering” for further information. We are not obligated to sell any shares under the Sales Agreement, and the Agent is not obligated to buy or sell any shares of our common stock. We cannot provide any assurance that we will sell any shares under the Sales Agreement, or, if we do, as to the prices, amounts, or timing of any such sales. As of March 31, 2026, no shares had been sold under the Sales Agreement.

Future Funding Requirements

As of March 31, 2026, we had cash, cash equivalents, and short-term investments of $92.8 million. In April 2026, we terminated our long-term headquarters facility lease effective May 31, 2026, and entered into a new, shorter-term lease, the term of which commences June 1, 2026. The lease termination involved a cash payment of $10.0 million by us to the landlord, and the landlord’s retention of our security deposit of approximately $0.5 million. See Note 13 to our unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information regarding the lease termination and new lease. Based on our current operating plan, we believe that our existing cash, cash equivalents, and short-term investments will be sufficient to fund our operations into the second half of 2028. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting preclinical studies, manufacturing ecDTx, and testing ecDTx in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain.

We have incurred significant operating losses since our inception and, as of March 31, 2026, we had an accumulated deficit of $273.2 million. We expect to continue to incur losses for the foreseeable future, and, in general, we anticipate these losses will increase substantially in the future as we continue our development of, seek regulatory approval for, and potentially commercialize our ecDTx, conduct our ongoing and planned clinical trials and preclinical studies, utilize third parties to manufacture our ecDTx and related raw materials, leverage Spyglass to potentially identify additional development opportunities for our ecDTx and expand our therapeutic pipeline, seek to expand and protect our intellectual property, as well as incur additional costs associated with being a public company. If we obtain regulatory approval for our ecDTx, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials, preclinical studies, and our other research and development activities and capital expenditures.

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

We have no committed sources of capital. Until we can generate sufficient product revenue to finance our cash requirements, if ever, we expect to finance our future cash needs primarily through equity offerings (including through the Sales Agreement), debt financings, or other capital sources, including potential collaborations, licenses, and other similar arrangements. However, we may be unable to raise additional funds or enter such other arrangements when needed on favorable terms or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be, or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise additional funds through other collaborations or licensing arrangements with third parties, we may have to relinquish valuable rights to our future revenue streams, ecDTx, research programs, intellectual property, or proprietary technology, or grant licenses on terms that may not be favorable to us. Our ability to raise additional funds may be adversely impacted by global economic conditions, disruptions to, and volatility in, the credit and financial markets in the United States, inflation, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce, or terminate our ecDTx development or other operations, or grant rights to develop and market ecDTx to third parties that we would otherwise prefer to develop and market ourselves, or on less favorable terms than we would otherwise choose.

Cash Flows

The following table summarizes our cash flows for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Net cash used in operating activities	$(14,972)	$(14,530)	$(442)
Net cash provided by investing activities	14,587	3,060	11,527
Net cash provided by (used in) financing activities	—	—	—
Net decrease in cash, cash equivalents, and restricted cash	$(385)	$(11,470)	$11,085

Operating Activities

Net cash used in operating activities was $15.0 million and $14.5 million for the three months ended March 31, 2026 and 2025, respectively. The net cash used in operating activities during the three months ended March 31, 2026 was primarily driven by our reported net loss of $13.6 million, net of noncash charges (including stock-based compensation expense, depreciation, and right-of-use asset amortization) totaling $2.2 million and a $3.6 million decrease of our net operating assets. The net cash used in operating activities during the three months ended March 31, 2025 was primarily driven by our reported net loss of $15.8 million, net of noncash charges (including stock-based compensation expense, depreciation, and right-of-use asset amortization) totaling $2.2 million and a $0.9 million decrease of our net operating assets. The decrease in cash used in operations during the three months ended March 31, 2026 in comparison to the three months ended March 31, 2025 was primarily attributable to a decrease in third-party spending associated with our discovery, development, and clinical activities.

Investing Activities

Investing activities consist primarily of purchases and maturities of investment securities and purchases of property and equipment. Such activities resulted in a net inflow of funds of approximately $14.6 million and $3.1 million during the three months ended March 31, 2026 and March 31, 2025, respectively, in each case, primarily from the net maturities of our available-for-sale securities portfolio.

Financing Activities

There were no financing activities during the three months ended March 31, 2026 or 2025.

Contractual Obligations and Other Commitments

We lease office and lab space under a lease that was scheduled to expire in October 2034. As of March 31, 2026, future undiscounted lease payment obligations under this lease agreement totaled $68.1 million, exclusive of future variable lease payments for our allocated share of variable costs associated with the operation and management of the property. However, on April 13, 2026, we entered into an agreement with the landlord to terminate the lease, and our contractual obligations thereunder, effective May 31, 2026. In connection with the termination, we paid the landlord $10.0 million, and the landlord retained our security deposit of approximately $0.5 million. See Note 13 to our unaudited condensed financial statements included elsewhere in this Quarterly Report for further information regarding the termination of this lease.

On April 17, 2026, we entered into a new, shorter-term facility lease for laboratory and office space. This lease has an initial term of 12 months, commencing on June 1, 2026, with an option in our favor to extend the term for an additional 12-months. Monthly base rent payments under this lease will be approximately $56,000, and we will be responsible for additional variable lease payments representing our allocated share of variable costs associated with the operation and management of the property, including utilities, property taxes, common area maintenance, and amenities costs. This lease provides for two months of rent abatement during the second and third full calendar months of the initial lease term. We provided a cash security deposit of approximately $77,000. See Note 13 to our unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information regarding this lease.

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

Critical Accounting Policies and Significant Estimates and Judgments

Our management’s discussion and analysis of our financial condition and results of operations are based on our unaudited condensed financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates, assumptions, and judgments, including those related to accrued R&D expenses and stock-based compensation expense. We base our estimates on historical experience, known trends and events, and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no material changes to our critical accounting policies and estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Estimates and Judgments” in our 2025 10-K.

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

Management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management, with the participation of our principal executive officer and our principal financial officer, evaluated any changes in our internal control over financial reporting (ICFR) that occurred during the quarter ended March 31, 2026, as required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act. Management concluded that there was no change in our ICFR that occurred during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our ICFR.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in Part I, Item 1A,“Risk Factors,” of our 2025 10-K, together with all of the information in this Quarterly Report before making an investment decision to purchase or sell shares of our common stock. If any of those risks are realized, our business, financial condition, results of operations, and prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose all or part of your investment. There have been no material changes to the risk factors set forth in Part I, Item 1A of our 2025 10-K.

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

The net proceeds from our IPO are held in cash, cash equivalents, or short-term investments pending the uses described below. As of March 31, 2026, we had used approximately $13.2 million of the net proceeds from our IPO to fund our operations, including our clinical development activities for BBI-940 and the KOMODO-1 trial and the wind down of the POTENTIATE trial. Our use of the net proceeds from our IPO, and our planned use of the remaining net proceeds, has changed from that described in the prospectus for our IPO due to our portfolio prioritization decisions, which have focused our activity on the BBI-940 program in lieu of other research programs and other ecDTx development programs, including the POTENTIATE and STARMAP trials. Net proceeds that may have been used to fund other research and development programs, and that are not used to wind down the POTENTIATE trial, have been, and are expected to be, used to support the development of BBI-940, including through initial proof-of-concept clinical data, and for working capital and other general corporate purposes. We may also use a portion of the net proceeds and our other cash, cash equivalents, and short-term investments to in-license, acquire, or invest in complementary businesses, technologies, products, or assets. However, we have no current commitments or obligations to do so. We cannot predict with certainty all of the particular uses for the net proceeds from our IPO. Our expected use of the net proceeds from our IPO represents our intentions based on our current plans and business conditions, which could change in the future as our plans and business conditions evolve. The amounts and timing of our actual expenditures may vary significantly depending on numerous factors, including the progress and costs of our clinical development activities, the status of and results from clinical trials and preclinical studies, as well as any collaborations that we may enter into with third parties for our ecDTx, the amount of cash used in our operations, and any unforeseen cash needs, as well as other factors described in Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2025, as updated by our subsequent filings with the SEC. Our management has broad discretion in the application of the net proceeds from our IPO, and investors will be relying on their judgment regarding the application of the net proceeds.

(c)
Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

From time to time, our officers (as defined in Rule 16a-1(f) of the Exchange Act) and directors may adopt, modify, or terminate Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended March 31, 2026, none of our officers or directors adopted, modified, or terminated such a trading arrangement.

Item 6. Exhibits.

Exhibit		Incorporated by Reference			Filed
Number	Description	Form	Date	Number	Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	4/2/2024	3.1
3.2	Amended and Restated Bylaws	8-K	4/2/2024	3.2
10.1#	Non-Employee Director Compensation Program (as amended and restated effective March 6, 2026)				X
10.2	Agreement for Termination of Lease and Voluntary Surrender of Premises, dated April 13, 2026, between ARE-10933 North Torrey Pines, LLC and Boundless Bio, Inc.				X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

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

Boundless Bio, Inc.

Date: May 8, 2026	By:	/s/ Zachary D. Hornby
Zachary D. Hornby
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2026	By:	/s/ David Hinkle
David Hinkle
Senior Vice President, Finance, Controller and Treasurer
(Principal Financial and Accounting Officer)