Form 10-Q
period 2026-06-30
Boundless Bio, Inc.
filed 2026-08-07
CIK 1782303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ____________

Commission File Number: 001-41989

BOUNDLESS BIO, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	83-0751369
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
11099 North Torrey Pines Road, Suite 150 La Jolla, California	92037
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 766-9912

Former name, former address and former fiscal year, if changed since last report: N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	BOLD	Nasdaq Global Select Market

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

As of August 5, 2026, the registrant had 22,747,985 shares of common stock, $0.0001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND MARKET AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements, including statements regarding the completion of the Merger (as defined in this Quarterly Report) and our ability to satisfy the conditions to the closing of the Merger, including required stockholder approvals and any required regulatory and governmental consents, our future results of operations and financial position, our business strategy, research and development plans, the anticipated timing, costs, design, and conduct of any clinical trials and preclinical studies for our extrachromosomal DNA (ecDNA) directed therapeutic candidate (ecDTx), our use of the net proceeds from the initial public offering (IPO) of our common stock, the period over which we estimate our cash position will be sufficient to fund our operations, the sufficiency of our cash position to fund achievement of any milestones, the expected benefits of portfolio prioritizations, the timing and likelihood of success, plans, and objectives of management for future operations, the potential to enter into strategic collaborations, the timing of expected clinical data readout for our ecDTx, the potential safety and therapeutic benefits of our ecDTx, the potential addressable patient populations for our ecDTx, the potential to identify additional development opportunities for our ecDTx or expand our therapeutic pipeline, the timing and likelihood of regulatory submissions, filings and approvals for our ecDTx, expected regulatory approval pathways for our ecDTx, our ability to commercialize our ecDTx, if approved, the pricing and reimbursement of our ecDTx, if approved, potential competition for our ecDTx, our intellectual property and other market exclusivity strategies, our intent regarding any strategic collaborations, licenses, or similar arrangements and the potential benefits of any such arrangements.

In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “would,” “target,” or “will” or the negative of these terms or other similar expressions. Our forward-looking statements are only predictions. We have based our forward-looking statements largely on our current expectations and projections about future events and financial and other trends that we believe may affect our business, financial condition, and results of operations based upon information available to us as of the date of this report. Such information may be limited or incomplete. These forward-looking statements speak only as of the date of this report and are subject to several risks, uncertainties, and assumptions, including, without limitation:

•
Failure to complete, or delays in completing, the potential Merger with Serapha Bio, Inc. could materially and adversely affect our results of operations, business, financial results and/ or common stock price;
•
If the conditions to the Merger are not satisfied or waived, the Merger may not occur;
•
The amount of the anticipated cash dividend in connection with the Merger may change based on the timing to complete the Merger, changes in operating expense levels and other factors;
•
The Exchange Ratio (as defined in the Merger Agreement) for the Merger will not change or otherwise be adjusted based on the market price of our common stock;
•
Our stockholders may not realize a benefit from the Merger commensurate with the ownership dilution they will experience in connection with the Merger;
•
Certain provisions of the Merger Agreement may discourage third parties from submitting competing proposals, including proposals that may be superior to the transactions contemplated by the Merger Agreement;
•
The proposed reverse stock split as part of the Merger transaction may not increase the combined company’s stock price over the long-term;
•
We have a limited operating history, have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future. We may never generate any revenue or become profitable or, if we achieve profitability, we may not be able to sustain it;
•
If we continue to develop any ecDTx, we will require substantial additional capital to finance our operations, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate any ecDTx development programs, commercialization efforts, or other operations;
•
If we continue to develop any ecDTx and are unable to successfully develop, obtain regulatory approval, and ultimately commercialize any current or future ecDTx, or experience significant delays in doing so, our business will be materially harmed;
•
Our approach to treating cancer with oncogene amplifications by developing ecDTx directed against ecDNA is novel and unproven, and we do not know whether we will be able to develop any products of commercial value, or if competing approaches will limit the commercial value of our ecDTx;

•
Clinical and preclinical development involves a lengthy and expensive process with uncertain timelines and outcomes, and the results of preclinical studies and early clinical trials are not necessarily predictive of future results. Our ecDTx have not achieved sufficiently favorable clinical results to date and may not achieve favorable results in any future clinical trials or preclinical studies or receive regulatory approval on a timely basis, if at all;
•
If we continue to develop any ecDTx, any difficulties or delays in the commencement or completion, or the termination or suspension, of any clinical trials or preclinical studies could result in increased costs to us, delay or limit our ability to generate revenue, or adversely affect our commercial prospects;
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
•
If we continue to develop any ecDTx, interim, topline, and preliminary data from our clinical trials and preclinical studies that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data;
•
We rely on third parties to conduct our clinical trials and preclinical studies, to manufacture our ecDTx, and to package, label, ship, store, and distribute our ecDTx, and for ecDNA diagnostic development, and these third parties may not perform satisfactorily or at an acceptable cost, which could delay, prevent, or impair our development or commercialization efforts;
•
Disruptions or changes at the U.S. Food and Drug Administration (FDA), the SEC, and other government agencies, including due to government shutdowns, other funding shortages, policy changes, leadership changes, layoffs or significant personnel turnover, or public health concerns could impede development and potential marketing approval of our ecDTx and our ability to raise capital;
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

You should carefully read all of the risk factors described in Part II, Item 1A, “Risk Factors,” of this Quarterly Report and Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the U.S. Securities and Exchange Commission (SEC) on March 9, 2026 (our 2025 10-K) for a detailed description of material risks and uncertainties we face. The events and circumstances reflected in our forward-looking statements may not be achieved or occur, and our actual results, performance, or achievements could differ materially from those expressed or implied by our forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not place undue reliance on any forward-looking statement. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances, or otherwise. All forward-looking statements are qualified in their entirety by this cautionary statement, which is made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Boundless Bio, Inc.

Condensed Balance Sheets

(in thousands, except par value data)

	June 30,	December 31,
	2026	2025
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$20,213	$17,868
Short-term investments	52,413	89,713
Prepaid expenses and other current assets	1,021	2,030
Total current assets	73,647	109,611
Property and equipment, net	97	3,216
Right-of-use asset, net	—	43,659
Restricted cash	—	560
Other assets	—	13
Total assets	$73,744	$157,059
Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$4,995	$6,727
Accrued compensation	2,773	2,643
Lease liabilities, current portion	—	3,167
Total current liabilities	7,768	12,537
Lease liabilities, non-current	—	45,868
Total liabilities	7,768	58,405
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 70,000 shares authorized and no shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 700,000 shares authorized, 22,475 shares issued and outstanding as of June 30, 2026; 700,000 shares authorized, 22,407 shares issued and outstanding as of December 31, 2025	2	2
Additional paid-in-capital	362,923	358,257
Accumulated other comprehensive income (loss)	(32)	64
Accumulated deficit	(296,917)	(259,669)
Total stockholders’ equity	65,976	98,654
Total liabilities and stockholders’ equity	$73,744	$157,059

The accompanying notes are an integral part of these condensed financial statements.

Boundless Bio, Inc.

Condensed Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$13,973	$12,218	$23,707	$24,355
General and administrative	10,411	4,843	15,152	10,047
Total operating expenses	24,384	17,061	38,859	34,402
Loss from operations	(24,384)	(17,061)	(38,859)	(34,402)
Other income (expense), net:
Interest income	690	1,386	1,610	2,971
Other income (expense)	1	—	1	(2)
Total other income (expense), net	691	1,386	1,611	2,969
Net loss	$(23,693)	$(15,675)	$(37,248)	$(31,433)

Comprehensive loss:
Net loss	$(23,693)	$(15,675)	$(37,248)	$(31,433)
Unrealized loss on short-term investments	(9)	(36)	(96)	(125)
Comprehensive loss	$(23,702)	$(15,711)	$(37,344)	$(31,558)

Net loss per share, basic and diluted	$(1.06)	$(0.70)	$(1.66)	$(1.41)
Shares used in calculation	22,450	22,356	22,429	22,328

The accompanying notes are an integral part of these condensed financial statements.

Boundless Bio, Inc.

Condensed Statements of Stockholders’ Equity

(unaudited)

(in thousands)

	Common Stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders'
	Shares	Amount	capital	income/ (loss)	deficit	equity

Balance at December 31, 2025	22,407	$2	$358,257	$64	$(259,669)	$98,654
Stock-based compensation	—	—	1,371	—	—	1,371
Unrealized loss on short-term investments	—	—	—	(87)	—	(87)
Net loss	—	—	—	—	(13,555)	(13,555)
Balance at March 31, 2026	22,407	$2	$359,628	$(23)	$(273,224)	$86,383
Stock-based compensation	—	—	3,222	—	—	3,222
Issuance of common stock under the Employee Stock Purchase Plan	35	—	37	—	—	37
Exercise of stock options	33	—	36	—	—	36
Unrealized loss on short-term investments	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	(23,693)	(23,693)
Balance at June 30, 2026	22,475	$2	$362,923	$(32)	$(296,917)	$65,976

Balance at December 31, 2024	22,300	$2	$351,991	$121	$(201,472)	$150,642
Stock-based compensation	—	—	1,797	—	—	1,797
Unrealized loss on short-term investments	—	—	—	(89)	—	(89)
Net loss	—	—	—	—	(15,758)	(15,758)
Balance at March 31, 2025	22,300	$2	$353,788	$32	$(217,230)	$136,592
Stock-based compensation	—	—	1,693	—	—	1,693
Issuance of common stock under the Employee Stock Purchase Plan	86	—	117	—	—	117
Unrealized loss on short-term investments	—	—	—	(36)	—	(36)
Net loss	—	—	—	—	(15,675)	(15,675)
Balance at June 30, 2025	22,386	$2	$355,598	$(4)	$(232,905)	$122,691

The accompanying notes are an integral part of these condensed financial statements.

Boundless Bio, Inc.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(37,248)	$(31,433)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,593	3,490
Impairment of property and equipment	1,625	—
Depreciation and amortization	1,541	634
Accretion of investments, net	(500)	(1,508)
Non-cash lease expense	7,062	1,674
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,022	(210)
Accounts payable and accrued liabilities	(1,602)	(884)
Operating lease liabilities	(12,438)	1,878
Net cash used in operating activities	(35,945)	(26,359)
Cash flows from investing activities
Purchases of investments	(37,800)	(96,285)
Maturities of investments	75,503	110,744
Purchases of property and equipment	(46)	(107)
Net cash provided by investing activities	37,657	14,352
Cash flows from financing activities
Proceeds from the exercise of stock options	36	—
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	37	117
Net cash provided by financing activities	73	117
Net increase (decrease) in cash, cash equivalents, and restricted cash	1,785	(11,890)
Cash, cash equivalents, and restricted cash at beginning of period	18,428	27,147
Cash, cash equivalents, and restricted cash at end of period	$20,213	$15,257
Components of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$20,213	$14,697
Restricted cash	—	560
Cash, cash equivalents, and restricted cash at end of period	$20,213	$15,257
Non-cash investing and financing activities
Decrease in right-of-use assets due to remeasurement of lease liabilities	$36,597	$—

The accompanying notes are an integral part of these condensed financial statements.

Boundless Bio, Inc.

Notes to Condensed Financial Statements (Unaudited)

1.
Organization and Basis of Presentation

Description of Business

Boundless Bio, Inc. (Boundless Bio or the Company) is a clinical-stage oncology company dedicated to unlocking a new paradigm in cancer therapeutics that addresses the significant unmet need in patients with oncogene amplified tumors by interrogating extrachromosomal DNA (ecDNA), a root cause of oncogene amplification observed in 14 to 17% of cancer patients. The Company was focused on identifying targets essential for ecDNA functionality in oncogene amplified cancer cells, then designing and developing small molecule drugs called ecDNA-directed therapeutic candidates (ecDTx) to inhibit those targets, with the aim to prevent cancer cells from using chromosomal instability and ecDNA amplification biology to grow, adapt, and become resistant to existing therapies.

The Company was incorporated in the state of Delaware on April 10, 2018 and is headquartered in La Jolla, California.

Merger Agreement with Serapha Bio, Inc.

On June 22, 2026, Boundless Bio entered into an Agreement and Plan of Merger (the Merger Agreement) with Serapha Bio, Inc. (Serapha) and Boulder Merger Sub Corp., a wholly owned subsidiary of Boundless Bio (Merger Sub). Upon the terms and subject to the satisfaction of the conditions described in the Merger Agreement, Merger Sub will be merged with and into Serapha, with Serapha surviving as a wholly owned subsidiary of Boundless Bio (the Merger). The transaction is intended to qualify for federal income tax purposes as (i) a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended (the Code), and/or (2) an exchange of shares of Serapha capital stock for Boundless Bio common stock under Section 351(a) of the Code.

Upon closing, Serapha's existing stockholders are expected to own approximately 96.31% of the combined company, and Boundless Bio's existing stockholders are expected to own approximately 3.69%, in each case on a fully diluted basis. Prior to closing, Boundless Bio may declare a special cash dividend to its current stockholders to the extent its net cash is estimated, based on a reasonable, good faith approximation, to exceed zero at closing.

The transaction requires approval from stockholders of both companies, as well as continued Nasdaq listing of Boundless Bio’s common stock, effectiveness of a Form S-4 registration statement, and receipt of at least $200 million in gross proceeds from related financings by Serapha, among other closing conditions. In connection with the Merger, Boundless Bio stockholders will also be asked to approve a reverse stock split and an increase in authorized shares. Either party may terminate the agreement under certain circumstances, in which case a termination fee of $1.0 million may be payable by the terminating party.

In connection with the Merger, on June 23, 2026, the Company committed to a reduction in workforce of approximately 75% and communicated the plan to affected employees. The Company recognized a charge of approximately $2.8 million for the three and six months ended June 30, 2026, of which approximately $1.5 million was recorded in research and development expense and approximately $1.3 million was recorded in general and administrative expense. The Company had no associated liability as of December 31, 2025. During the six months ended June 30, 2026, the Company charged $2.8 million to expense and made no cash payments, resulting in a liability of $2.8 million recorded in accrued compensation as of June 30, 2026. The Company estimates aggregate one-time charges of approximately $3.0 million to $5.0 million, with the remainder to be recognized as the related services are rendered or the applicable conditions are met, in the second half of 2026.

The transaction is expected to close in the fourth quarter of 2026. Following completion of the Merger, the combined company plans to focus on advancing SERP-01, an investigational in vivo base editing therapy for Alpha-1 Antitrypsin Deficiency, and does not intend to continue development of any of Boundless Bio’s legacy product candidates.

If the Merger is not completed, Boundless Bio may continue to explore development opportunities for its ecDTx and pursue other strategic alternatives, including collaborations, financing opportunities or a transaction similar to the proposed Merger, or liquidation.

ATM Offering

On April 1, 2025, the Company entered into an Open Market Sale AgreementSM (the Sales Agreement) with Jefferies LLC (the Agent), under which the Company may, from time to time, sell shares of the Company’s common stock in “at the market” (ATM) offerings through or to the Agent, as sales agent or principal. The shares of common stock will be offered and issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-286302), including the Sales Agreement prospectus contained therein, filed with the Securities and Exchange Commission (SEC) on April 1, 2025 and declared effective by the SEC on April 10, 2025. Pursuant to the Sales Agreement prospectus, the Company may sell shares of its common stock having an aggregate offering price

Boundless Bio, Inc.

Notes to Condensed Financial Statements (Unaudited)

of up to $14.5 million. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. The Agent will receive a commission from the Company of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. The Company is not obligated to sell, and the Agent is not obligated to buy or sell, any shares of common stock under the Sales Agreement. No assurance can be given that the Company will sell any shares of common stock under the Sales Agreement, or, if it does, as to the price or amount of shares of common stock that it sells or the dates when such sales will take place. As of June 30, 2026, no shares had been sold under the Sales Agreement.

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

As of June 30, 2026, the Company had cash, cash equivalents, and short-term investments of $72.6 million. During the six months ended June 30, 2026, the Company terminated its long-term headquarters lease effective May 31, 2026, involving a cash payment of approximately $10.0 million to the landlord, with the landlord separately retaining the Company's security deposit of approximately $0.5 million. See Note 7 — Lease Agreements for further information regarding the lease termination. Based on its current operating plan, and without giving effect to the anticipated pre-closing cash dividend or the proposed Merger, the Company believes that its existing cash, cash equivalents, and short-term investments will be sufficient to fund its operations for at least twelve months from the issuance date of these unaudited condensed financial statements.

Since inception, the Company has incurred significant operating losses and negative cash flows from its operations and expects that it will continue to do so into the foreseeable future as it assesses potential development of, seeks regulatory approval for, and potentially commercializes its ecDTx, utilizes third parties to manufacture its ecDTx and related raw materials, potentially identifies additional development opportunities for its ecDTx, seeks to expand its therapeutic pipeline, and expands and protects its intellectual property. If the Company obtains regulatory approval for any of its ecDTx, it expects to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. The Company does not expect to generate any revenue from product sales until it successfully completes development of and obtains regulatory approval for one or more of its ecDTx, which the Company expects will take several years and may never occur. In May 2025, Boundless Bio announced that it discontinued the monotherapy arm and combination arms of BBI-355 with third-party targeted therapies in the POTENTIATE trial based on initial trial data. Boundless Bio had been continuing to investigate BBI-355 in combination with BBI-825; however, in January 2026, following a strategic portfolio review, Boundless Bio elected to cease enrollment of the POTENTIATE trial due to market considerations, clinical data, and prioritization of its BBI-940 program. In June 2026, Boundless Bio announced that based on preliminary exposure data obtained in the early dose escalation cohorts of the KOMODO-1 clinical trial, Boundless Bio believed that the observed pharmacokinetic exposure data did not support continued clinical development of BBI-940. As of June 30, 2026, the Company had an accumulated deficit of $296.9 million, and, during the six months ended June 30, 2026, the Company incurred a net loss of $37.2 million and had negative cash flows from operations of $35.9 million. If the Merger is not completed and the Company decides to develop any current or future ecDTx, it will need to acquire a substantial amount of additional funding until such time as it is able to generate significant revenues to fund its research and development activities and operations. Accordingly, the Company expects to finance its cash requirements through equity offerings, debt financings, or other capital sources, including potential collaborations, licenses, and other similar arrangements. There can be no assurance that the Company will be successful in acquiring additional funding or that any additional funding would be sufficient to continue operations in future periods.

Boundless Bio, Inc.

Notes to Condensed Financial Statements (Unaudited)

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

The condensed balance sheet as of June 30, 2026, the condensed statements of operations and comprehensive loss for the six months ended June 30, 2026 and 2025, the condensed statements of stockholders’ equity for the six months ended June 30, 2026 and 2025, and the condensed statements of cash flows for the six months ended June 30, 2026 and 2025 are unaudited. These unaudited condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments and the effects of the transactions described herein, necessary to present fairly the Company’s financial position, results of operations, and cash flows for the interim period presented. The financial data and the other financial information contained in these notes to the condensed financial statements are also unaudited. The results of operations for the six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other future annual or interim period. The condensed balance sheet as of December 31, 2025 included herein was derived from the audited financial statements as of that date. The unaudited condensed financial statements and these notes thereto should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 9, 2026 (the Company's 2025 10-K).

2.
Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in Note 2 to the audited financial statements included in the Company’s 2025 10-K. There were no material changes to the Company’s significant accounting policies during the six months ended June 30, 2026.

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

Notes to Condensed Financial Statements (Unaudited)

3.
Fair Value Measurements

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis and their respective input levels based on the fair value hierarchy described in Note 2 to the audited financial statements included in the Company’s 2025 10-K (in thousands):

		Fair Value Measurements Using
As of June 30, 2026	Amount	Level 1	Level 2	Level 3
Assets
Money market funds (1)	$16,304	$16,304	$—	$—
U.S. government obligations (2)	52,413	—	52,413	—
Total fair value of assets	$68,717	$16,304	$52,413	$—

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

4.
Investments

The following tables summarize investments accounted for as available-for-sale securities (in thousands):

	As of June 30, 2026
	Acquisition Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$16,304	$—	$—	$16,304
U.S. government obligations	52,445	—	(32)	52,413
Total cash equivalents and investments	$68,749	$—	$(32)	$68,717
Classified as:
Cash equivalents				$16,304
Short-term investments				52,413
Total cash equivalents and investments				$68,717

	As of December 31, 2025
	Acquisition Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$16,100	$—	$—	$16,100
U.S. government obligations	89,649	64	—	89,713
Total cash equivalents and investments	$105,749	$64	$—	$105,813
Classified as:
Cash equivalents				$16,100
Short-term investments				89,713
Total cash equivalents and investments				$105,813

Boundless Bio, Inc.

Notes to Condensed Financial Statements (Unaudited)

On June 30, 2026 and December 31, 2025, the remaining contractual maturities of all the Company’s available-for-sale investments were less than 12 months. As of June 30, 2026 and December 31, 2025, the Company has not established an allowance for credit losses for any of its available-for-sale securities.

As of June 30, 2026, there were eighteen available-for-sale securities with an estimated fair value of $49.4 million in gross unrealized loss positions. As of December 31, 2025, there were no available-for-sale securities in a gross unrealized loss position. Based on its review of these investments, the Company believes that the unrealized losses are attributable to changes in market interest rates and not to credit-related factors and therefore were not other-than-temporary in nature.

5.
Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2026	2025
Lab equipment	$2,641	$4,373
Computers and software	903	896
Leasehold improvements	51	1,054
Furniture and fixtures	—	1,853
Total property and equipment	3,595	8,176
Less accumulated depreciation and amortization	3,498	4,960
Property and equipment, net	$97	$3,216

Depreciation and amortization expense related to property and equipment was $1.3 million and $1.5 million for the three and six months ended June 30, 2026, respectively, and $0.3 million and $0.6 million for the three and six months ended June 30, 2025, respectively.

In connection with the termination of the Company's headquarters lease effective May 31, 2026 (see Note 7 — Lease Agreements), the Company shortened the estimated useful lives of the leasehold improvements at that facility to coincide with the termination date. This change in estimate resulted in additional depreciation expense of approximately $0.8 million during the three and six months ended June 30, 2026.

Separately, in connection with the Merger and the Company's decision to wind down its research and development activities, the Company reassessed the estimated useful lives of certain property and equipment that are no longer expected to be used over their previously estimated service periods. As a result of shortening these useful lives, the Company recognized additional accelerated depreciation of approximately $0.3 million during the three and six months ended June 30, 2026, which is included in operating expenses in the condensed statements of operations and comprehensive loss.

In connection with the same facility exit, the Company determined that certain furniture and fixtures and laboratory equipment located at the facility would not be relocated and would be disposed of. The Company concluded these circumstances indicated that the carrying amounts of the affected assets may not be recoverable and, as the assets were not expected to generate future cash flows, wrote them down to their estimated fair value. The Company recognized impairment losses of $1.4 million on furniture and fixtures and $0.2 million on laboratory equipment, totaling $1.6 million, for the three and six months ended June 30, 2026, of which approximately $1.1 million was recorded in research and development expense and approximately $0.5 million was recorded in general and administrative expense in the condensed statements of operations and comprehensive loss. No impairment losses were recognized for the three and six

Boundless Bio, Inc.

Notes to Condensed Financial Statements (Unaudited)

months ended June 30, 2025.

6.
Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2026	2025
Accounts payable	$1,051	$1,491
Accrued research and development costs	1,878	4,719
Other accrued liabilities	2,066	517
Total accounts payable and accrued liabilities	$4,995	$6,727

7.
Lease Agreements

2024 Lease

The Company was a party to a non-cancellable facility lease for approximately 80,168 square feet of laboratory and office space in San Diego, California (the 2024 Lease). The 2024 Lease had an initial lease term of 120 months, which commenced in November 2024, and provided the Company with the right to extend the term for an additional 60 months at expiry, which was not included in the lease term used for measurement. The 2024 Lease included obligations to make base rent payments and additional variable lease payments for the Company's allocated share of variable costs associated with the operation and management of the property, which included utilities, property taxes, common area maintenance, and amenities costs. The 2024 Lease provided for a rent abatement period through July 2025.

The Company recorded an operating lease liability based on the present value of the lease payments using an estimated incremental borrowing rate of approximately 8.3%, as the 2024 Lease did not have a stated rate and the implicit rate was not readily determinable, and a corresponding right-of-use (ROU) asset. Management exercised judgment in estimating the incremental borrowing rate and in determining the lease term. The renewal option was evaluated at lease commencement and excluded from the lease term, as the Company was not reasonably certain to exercise the option.

The Company was required to maintain a security deposit under the 2024 Lease in the form of a standby letter of credit, which was collateralized by a restricted cash deposit of approximately $0.5 million. In April 2026, in connection with the termination described below, the Landlord drew on the letter of credit, and the related restricted cash was released. As of June 30, 2026, the Company had no restricted cash associated with the 2024 Lease.

Lease Termination and Facility Exit Costs

In April 2026, the Company entered into an Agreement for Termination of Lease and Voluntary Surrender of Premises (the Termination Agreement) with ARE-10933 North Torrey Pines, LLC (the Landlord), pursuant to which the parties agreed to terminate the 2024 Lease for the Company's headquarters facility, located at 10955 Alexandria Way, San Diego, California, effective May 31, 2026. The original lease term, which would have run through October 2034, was shortened by approximately 100 months. In connection with the early termination, the Company paid a non-refundable termination payment of $10.0 million to the Landlord on April 10, 2026, and the Landlord retained the Company's security deposit (in the form of a letter of credit) of approximately $0.5 million. Total termination consideration was $10.5 million.

The early termination was accounted for as a lease modification that shortened the lease term under ASC 842. As of the modification date, the Company remeasured the lease liability to $11.7 million, representing the present value of the remaining lease payments, including the $10.5 million termination consideration, and reduced the ROU asset by an amount equal to the change in the lease liability. Because the ROU asset remained positive after the adjustment, no gain or loss was recognized at the modification date. The termination consideration is recognized as operating lease cost over the two-month wind-down period ended May 31, 2026 through amortization of the modified ROU asset, resulting in wind-down operating lease cost of $6.2 million included in operating expenses in the condensed statements of operations for the three and six months ended June 30, 2026.

Boundless Bio, Inc.

Notes to Condensed Financial Statements (Unaudited)

In connection with the early termination, the Company shortened the estimated useful lives of leasehold improvements at the facility to coincide with the May 31, 2026 termination date, resulting in accelerated depreciation of approximately $0.8 million included in operating expenses in the condensed statements of operations. The Company also recognized impairment losses on furniture and fixtures of $1.4 million and laboratory equipment of $0.2 million, as these assets will not be relocated from the facility. These impairment losses, totaling $1.6 million, are included in operating expenses in the condensed statements of operations for the three and six months ended June 30, 2026.

Cash outflows related to the early termination and wind-down totaled approximately $11.2 million during the six months ended June 30, 2026, consisting of the $10.0 million termination payment and $1.2 million of monthly rent for the April–May wind-down period, and are classified within operating activities in the condensed statements of cash flows. The Landlord's $0.5 million draw on the letter of credit collateralizing the Company's security deposit is reflected as a reduction in restricted cash within the reconciliation of cash, cash equivalents, and restricted cash.

By the May 31, 2026 termination date, the modified ROU asset had been fully amortized and the modified operating lease liability had been fully settled. Accordingly, the Company had no ROU asset or operating lease liability related to the 2024 Lease as of June 30, 2026.

New Headquarters Lease

In April 2026, the Company entered into a lease for approximately 10,822 square feet of office and laboratory space in La Jolla, California (the 2026 Lease), to serve as its successor headquarters facility. The 2026 Lease has a term of 12 months and provides for fixed rent of approximately $56,000 per month, with the Company's allocated share of operating costs (including utilities, property taxes, common area maintenance, and similar charges) treated as variable lease payments. The Company paid a security deposit of approximately $77,000, which is recorded within prepaid expenses and other current assets in the condensed balance sheet as of June 30, 2026.

Because the 2026 Lease has a term of 12 months or less and does not include an option to purchase the underlying asset that the Company is reasonably certain to exercise, the Company elected the short-term lease exception under ASC 842-20-25-2. Accordingly, the Company did not record a ROU asset or lease liability for the 2026 Lease and recognizes lease payments as short-term lease cost on a straight-line basis over the lease term.

Lease Cost

Lease expense for the three months ended June 30, 2026 and 2025 totaled approximately $6.7 million and $2.4 million, respectively, consisting of operating lease cost of approximately $6.2 million and $1.8 million, short-term lease cost of approximately $46,000 and $0, and variable lease cost of approximately $0.4 million and $0.6 million, respectively. Lease expense for the six months ended June 30, 2026 and 2025 totaled approximately $9.2 million and $4.7 million, respectively, consisting of operating lease cost of approximately $8.1 million and $3.7 million, short-term lease cost of approximately $46,000 and $0, and variable lease cost of approximately $1.1 million and $1.0 million, respectively.

The Company paid approximately $13.4 million and $0.1 million for amounts included in the measurement of its operating lease liabilities for the six months ended June 30, 2026 and 2025, respectively (2026 consisting of the $10.5 million termination consideration and $2.9 million of monthly rent); all such amounts were included within operating activities in the condensed statements of cash flows.

Lease Commitments

As of June 30, 2026, the Company had no operating lease ROU assets or operating lease liabilities recorded in its condensed balance sheet, as the 2024 Lease was terminated effective May 31, 2026 and the 2026 Lease qualifies for the short-term lease exception. Accordingly, the Company had no future undiscounted operating lease payment obligations, weighted-average remaining lease term, or weighted-average discount rate to disclose as of June 30, 2026.

As of December 31, 2025, the 2024 Lease was the Company's only lease. The operating lease liability was $49.0 million, the weighted-average remaining lease term was 8.8 years, and the weighted-average discount rate was 8.3%.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with its officers and members of its board of directors that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as officers or directors. The maximum potential future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs because of these indemnification agreements. The Company has not accrued any liabilities related to such indemnification agreements in its financial statements as of June 30, 2026 or December 31, 2025 because it determined the likelihood of incurring a payment obligation pursuant to such agreements was not probable.

Litigation

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. There are no matters currently outstanding for which any liabilities have been accrued. The Company was not a defendant in any lawsuit for the six months ended June 30, 2026 or the year ended December 31, 2025.

9.
Common Stock

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2026	2025
Shares reserved for exercise of stock options issued and outstanding	5,945	4,234
Shares reserved for future issuance under the equity incentive plan	2,724	3,348
Shares reserved for future issuance under the employee stock purchase plan	493	303
Total	9,162	7,885

10.
Stock-Based Compensation

Equity Incentive Plan

In March 2024, the Company’s board of directors adopted, and the Company’s stockholders approved, the 2024 Incentive Award Plan (the Plan), which became effective in connection with the IPO and has a term of ten years. As of June 30, 2026, a total of 5,068,078 shares of common stock were authorized for issuance under the Plan, which includes a January 1, 2026 increase of 1,120,362 shares, pursuant to the evergreen provision of the Plan. See Note 10 to the audited financial statements included in the Company’s 2025 10-K for a description of the evergreen provision of the Plan. On June 30, 2026, 2,724,148 of these shares were available for grant under the Plan.

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

Boundless Bio, Inc.

Notes to Condensed Financial Statements (Unaudited)

Repricing of Outstanding Options

In August 2024, the compensation committee of the Company’s board of directors, as administrator of the Plan and the Predecessor Plan, approved an option repricing (2024 Repricing), which was effective on August 19, 2024 (the Repricing Effective Date). The repricing applied to options to purchase up to an aggregate of 3,484,346 shares of the Company’s common stock with an exercise price per share in excess of the closing price per share of the Company’s common stock on the Repricing Effective Date, held by eligible employees of the Company that were granted under the Plan or the Predecessor Plan and were outstanding as of the Repricing Effective Date (the Repriced Options). As of June 30, 2026, Repriced Options to purchase up to an aggregate of 2,208,476 shares of the Company’s common stock remained outstanding. See Note 10 to the audited financial statements included in the Company’s 2025 10-K for a description of the 2024 Repricing.

Option Modifications in Connection with the Merger

On June 22, 2026, in connection with the entry into the Merger Agreement (see Note 1 — Organization and Basis of Presentation), the Company amended all outstanding stock options granted under the Plan and the Predecessor Plan. The amendment (i) accelerated the vesting of all unvested options such that they became fully vested and exercisable as of June 22, 2026, (ii) extended the post-termination exercise period of the options until the later of (A) March 31, 2027 or, if the closing of the Merger occurs prior to that date, the date three months following the closing of the Merger, and (B) such later date provided in the applicable option agreement, and (iii) accelerated the premium end date applicable to the Repriced Options under the 2024 Repricing to June 22, 2026. The amendment affected options to purchase 5,945,008 shares of common stock held by 48 holders.

The Company accounted for the amendment as a modification under ASC 718 and recognized $2.0 million of stock-based compensation expense in connection with the amendment during the three and six months ended June 30, 2026, of which $1.5 million was recorded in general and administrative expense and $0.5 million was recorded in research and development expense. Total incremental compensation cost resulting from the modification was $0.4 million. The remainder consists of previously unrecognized compensation cost accelerated by the amendment, net of compensation cost previously recognized for options that were not expected to vest under their original terms, and of compensation cost measured at the modification-date fair value of those options. Fair values were estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions as of the modification date: expected term of 0.8 years, expected volatility of 98.8%, risk-free interest rate of 4.0%, and expected dividend yield of 0%.

Stock Options

Stock option activity under the Plan and the Predecessor Plan and certain other related information is as follows (in thousands except weighted-average exercise price and remaining term):

	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Term (years)	Aggregate- Intrinsic Value
Balance as of December 31, 2025	4,234	$5.22	7.4	$28
Granted	1,980	$1.27
Exercised	(33)	$1.08
Forfeited and expired	(236)	$5.04
Balance as of June 30, 2026	5,945	$2.81	3.8	$2,740
Vested and expected to vest at June 30, 2026	5,945	$2.81	3.8	$2,740
Exercisable as of June 30, 2026	5,945	$2.81	3.8	$2,740

Aggregate intrinsic value in the above table is the difference between the estimated fair value of the Company’s common stock as of either June 30, 2026 or December 31, 2025, and the exercise price of stock options that had exercise prices below that value.

For the Repriced Options, the weighted-average prices and intrinsic value information in the table above is calculated based on the exercise price per share that applied immediately prior to the Repricing Effective Date.

During the six months ended June 30, 2026, the total intrinsic value of stock options exercised was approximately $14,000. No options were exercised during the six months ended June 30, 2025.

Boundless Bio, Inc.

Notes to Condensed Financial Statements (Unaudited)

Employee Stock Purchase Plan

The Company maintains the 2024 Employee Stock Purchase Plan (the ESPP). As of June 30, 2026, 492,641 shares of common stock were available for issuance under the ESPP. The Company issued and sold 34,610 and 85,568 shares under the ESPP during the six months ended June 30, 2026 and 2025, respectively.

As of June 30, 2026, unrecognized compensation cost related to the ESPP was approximately $0.3 million. In connection with the Merger, the Company has suspended the ESPP and halted participant payroll deductions, and expects that a substantial portion of this cost will not be recognized.

Stock-Based Compensation Expense

Stock-based compensation expense, including the expense related to the ESPP, as recorded in the accompanying condensed statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$926	$642	$1,317	$1,357
General and administrative	2,296	1,051	3,276	2,133
Total stock-based compensation	$3,222	$1,693	$4,593	$3,490

As of June 30, 2026, there was no unrecognized compensation cost related to outstanding stock options, as the vesting of all outstanding options was accelerated in full on June 22, 2026 in connection with the Merger.

The weighted-average assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted during the periods indicated were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Expected option life (in years)	5.3	5.9	5.9	5.9
Assumed volatility	105.0%	105.0%	107.0%	105.0%
Assumed risk-free interest rate	4.2%	4.0%	4.0%	4.4%
Expected dividend yield	—	—	—	—

The weighted-average grant date per share fair value of options granted during the three months ended June 30, 2026 and 2025 were $1.12 and $0.89, respectively, and the weighted-average grant date per share fair value of options granted during the six months ended June 30, 2026 and 2025 were $1.05 and $1.89, respectively.

11.
Net Loss Per Common Share

The following table summarizes the calculation of basic and diluted net loss per common share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(23,693)	$(15,675)	$(37,248)	$(31,433)
Weighted-average shares of common stock used in computing net loss per share, basic and diluted	22,450	22,356	22,429	22,328
Net loss per share, basic and diluted	$(1.06)	$(0.70)	$(1.66)	$(1.41)

Boundless Bio, Inc.

Notes to Condensed Financial Statements (Unaudited)

The Company excluded the following potential shares of its common stock, presented based on amounts outstanding at each period end, from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect (in thousands):

	As of June 30,
	2026	2025
Options to purchase common stock	5,945	4,647
Total	5,945	4,647

12.
Segment Information

The CODM reviews the budget versus actual expense by nature of expense. The following table sets forth the Company’s segment loss disclosure for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
R&D – Compensation and benefits (excludes stock-based compensation)	$2,495	$3,217	$4,625	$6,512
R&D – Clinical trial costs	1,331	2,448	3,943	5,298
R&D – Outsourced services & Consulting	2,200	3,132	4,409	5,514
R&D – Lab and pharmacology supplies	67	256	210	546
R&D – Other costs (1)	629	440	1,009	1,036
G&A – Compensation and benefits (excludes stock-based compensation)	1,893	1,528	3,276	3,102
G&A – Professional service fees	2,266	810	3,047	1,807
G&A – Insurance	136	202	335	420
G&A – Other costs (2)	542	618	1,003	1,344
Facilities related	6,720	2,400	9,243	4,699
Stock-based compensation and depreciation	4,480	2,010	6,134	4,124
Impairment of property and equipment	1,625	—	1,625	—
Total operating expense	24,384	17,061	38,859	34,402
Loss from operations	(24,384)	(17,061)	(38,859)	(34,402)
Interest and other income, net	691	1,386	1,611	2,969
Segment net loss	$(23,693)	$(15,675)	$(37,248)	$(31,433)

(1)
Includes expenses such as software licenses, database subscriptions, lab service contracts, travel, and other costs.
(2)
Includes expenses such as travel, investor relations services, software licenses, employee training and development, and other costs.
13.
Subsequent Events

The Company has evaluated subsequent events through August 7, 2026, the date on which these unaudited condensed financial statements were issued.

See Note 1 — Organization and Basis of Presentation for a description of the Merger Agreement entered into by the Company on June 22, 2026.

Other than the events described above and elsewhere in these condensed financial statements, the Company is not aware of any subsequent events requiring recognition or disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2025, included in our 2025 10-K. This discussion and analysis contains forward-looking statements that involve risks and uncertainties, including those described in the section titled “Special Note Regarding Forward Looking Statements and Market and Industry Data.” As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report and our 2025 10-K, our actual results and the timing of events could differ materially from the results and timing described in or implied by the forward-looking statements contained in the following discussion and analysis. Unless the context requires otherwise, references in this report to “Boundless Bio,” the “Company,” “we,” “us,” and “our” refer to Boundless Bio, Inc. prior to consummation of the Merger. In addition, in this report we refer to our extrachromosomal DNA directed therapeutic candidates as “ecDTx,” which until recently were under clinical or preclinical investigation and which have not yet been approved for marketing by the FDA or any other regulatory authority.

Overview

We are a clinical-stage oncology company dedicated to unlocking a new paradigm in cancer therapeutics that addresses the significant unmet need in patients with oncogene amplified tumors by interrogating extrachromosomal DNA (ecDNA), a root cause of oncogene amplification observed in 14 to 17% of cancer patients.

ecDNA are large circular units of nuclear DNA that are a primary mechanism of gene amplification and are detected only in cancer cells, not in healthy cells. Despite tremendous advancements in treating cancer broadly, patients with oncogene amplified cancers generally derive little benefit from existing therapies, such as molecular targeted therapies or immunotherapies, and have worse survival rates than patients without oncogene amplification. Using our proprietary Spyglass platform, we were focused on identifying targets essential for ecDNA functionality in oncogene amplified cancer cells, then designing and developing small molecule drugs called ecDNA-directed therapeutic candidates (ecDTx) to inhibit those targets, with the aim to prevent cancer cells from using chromosomal instability and ecDNA amplification biology to grow, adapt, and become resistant to existing therapies. Instead of directly targeting the proteins produced by amplified oncogenes, which is the approach of traditional targeted therapies, our ecDTx are intended to be synthetic lethal in tumor cells reliant on ecDNA amplification biology. In the context of drug development, synthetic lethality is a therapeutic approach wherein using a drug to inhibit one target is lethal to cancer cells harboring a specific genetic alteration to a second target, but not lethal to healthy cells that lack the genetic alteration to the second target. Accordingly, our ecDTx were designed to preferentially kill ecDNA-enabled cancer cells, but not healthy cells. They were engineered to disrupt the underlying cellular machinery that enables ecDNA or functional amplification.

Our lead ecDTx, BBI-940, is a novel, oral, selective degrader that targets a previously undrugged kinesin involved in DNA segregation, including ecDNA segregation during mitosis. In February 2026, we initiated the KOMODO-1 trial, a Phase 1, open-label, multicenter, first-in-human clinical trial of BBI-940 in patients with estrogen receptor positive and human epidermal growth factor receptor 2 negative, or ER+/HER2-, breast cancer who have progressed following treatment with a cyclin-dependent kinase 4/6 inhibitor (CDK4/6 inhibitor) plus endocrine therapy, as well as patients with triple-negative breast cancer luminal androgen receptor subtype (TNBC-LAR). In June 2026, we announced that based on preliminary exposure data obtained in the early dose escalation cohorts of the KOMODO-1 clinical trial, we believed that the observed pharmacokinetic exposure data, indicating that human oral bioavailability of BBI-940 was significantly lower than what had been predicted based on preclinical studies, did not support continued clinical development of BBI-940.

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

Business Overview

Since we commenced operations in 2018, we have devoted substantially all of our efforts and resources to organizing and staffing our company, business planning, raising capital, building our proprietary Spyglass platform, discovering our ecDTx, developing our diagnostic, establishing our intellectual property portfolio, conducting research, preclinical studies, and clinical trials, establishing arrangements with third parties for the manufacture of our ecDTx and related raw materials, and providing general and administrative support for these operations. During this time, we have incurred significant operating losses and, as of June 30, 2026, we had an accumulated deficit of $296.9 million. We expect to continue to incur losses for the foreseeable future, and, in general, we anticipate these losses will increase substantially in the future if we continue our development of, seek regulatory approval for, and potentially commercialize our current or any future ecDTx, conduct any clinical trials and preclinical studies, utilize third parties to manufacture our ecDTx and related raw materials, leverage Spyglass to potentially identify additional development opportunities for our ecDTx and expand our therapeutic pipeline, seek to expand and protect our intellectual property, as well as incur additional costs associated with being a public company. If we obtain regulatory approval for our ecDTx, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials, preclinical studies, and our other research and development activities and capital expenditures.

Through June 30, 2026, we have raised a total of $353.9 million to fund our operations primarily from the gross proceeds from the sale and issuance of our convertible preferred and common stock. In April 2024, we completed our IPO, in which we sold and issued 6,250,000 shares of our common stock for gross proceeds of $100.0 million. In April 2025, we commenced an “at the market” (ATM) offering as defined in Rule 415(a)(4) under the Securities Act, under which we may offer and sell shares of our common stock having an aggregate offering price of up to $14.5 million from time to time through or to our sales agent, as described further under “Liquidity and Capital Resources” below. As of June 30, 2026, we had cash, cash equivalents, and short-term investments of $72.6 million.

In response to clinical data and other market considerations, we have made a series of portfolio prioritization decisions and taken steps to streamline operations in connection with those decisions. In January 2026, we focused our research and development activities on BBI-940. In April 2026, we further streamlined our operations by restructuring our facilities footprint, terminating our long-term lease (the 2024 Lease) for approximately 80,168 rentable square feet of laboratory and office space in San Diego effective May 31, 2026, and entering into a new, shorter-term lease for approximately 10,822 rentable square feet at a nearby location commencing June 1, 2026. The 2024 Lease termination involved a cash payment of $10.0 million by us to the landlord, and the landlord’s retention of our security deposit of approximately $0.5 million.

We do not have any products approved for sale and have not generated any revenue to date. We do not expect to generate any revenue from product sales unless we decide to continue to develop and successfully complete development and obtain regulatory approval for one or more of our ecDTx, which we expect would take several years and may never occur. If the Merger is not completed, we will need substantial additional funding to support our continuing operations and pursue any long-term business plan, including to complete the development and commercialization of any ecDTx, if approved. Accordingly, until such time as we can generate significant revenue from sales of our ecDTx, if ever, we expect to finance our cash needs through equity offerings, debt financings, or other capital sources, including potential collaborations, licenses, and other similar arrangements. However, we may be unable to raise additional funds or enter such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce, or terminate our research and development programs or other operations, or grant rights to develop and market ecDTx that we would otherwise prefer to develop and market ourselves.

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. If the Merger is not completed, we expect to continue to rely, on third parties for the manufacture of our ecDTx, for preclinical and clinical testing, as well as for commercial manufacture if we develop any ecDTx and any such ecDTx were to obtain marketing approval.

The Proposed Merger

On June 22, 2026, Boundless Bio entered into an Agreement and Plan of Merger (the Merger Agreement) with Serapha Bio, Inc. (Serapha), a privately held biotechnology company advancing SERP-01, an investigational in vivo base editing therapy for Alpha-1 Antitrypsin Deficiency (AATD), and Boulder Merger Sub Corp., a wholly owned subsidiary of Boundless Bio (Merger Sub). Pursuant to the Merger Agreement, among other matters and subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will merge with and into Serapha, with Serapha continuing as a wholly owned subsidiary of Boundless Bio and the surviving corporation of the merger (the Merger). The Merger is intended to qualify for federal income tax purposes as (1) a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended (the Code), and/or (2) an exchange of shares of Serapha capital stock for Boundless Bio common stock under Section 351(a) of the Code.

Upon closing, Serapha's existing stockholders are expected to own approximately 96.31% of the combined company, and Boundless Bio's existing stockholders are expected to own approximately 3.69%, in each case on a fully diluted basis. Prior to closing, Boundless Bio may declare a special cash dividend to its current stockholders to the extent its net cash is estimated, based on a reasonable, good faith approximation, to exceed zero at closing (as further discussed below).

The transaction requires approval from stockholders of both companies, as well as continued Nasdaq listing of Boundless Bio’s common stock, effectiveness of a Form S-4 registration statement, the receipt of at least $200 million in gross proceeds from related financings by Serapha (as described below), among other closing conditions. In connection with the Merger, Boundless Bio stockholders will also be asked to approve a reverse stock split and an increase in authorized shares. Either party may terminate the agreement under certain circumstances, in which case a termination fee of $1.0 million may be payable by the terminating party.

In connection with the signing of the Merger Agreement, on June 23, 2026, we announced a reduction in workforce of approximately 75%. We recognized a charge of approximately $2.8 million during the three and six months ended June 30, 2026 and estimate aggregate one-time charges of approximately $3.0 million to $5.0 million, with the remainder to be recognized in the second half of 2026. See Note 1 to our unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information.

The transaction is expected to close in the fourth quarter of 2026, subject to the satisfaction of certain closing conditions, along with the concurrent Serapha Pre-Closing Financing (as defined below). Following completion of the Merger, the combined company plans to focus on advancing SERP-01 and does not intend to continue development of any of Boundless Bio’s legacy ecDTx. Boundless Bio may continue to evaluate opportunities for its ecDTx, which may include a sale, license, transfer, disposition, divestiture or other monetization transaction to a third party or to a related party so long as the transaction would not result in material post-closing obligations to the combined company without Serapha’s consent. If the Merger is not completed, Boundless Bio may continue to explore development opportunities for its ecDTx and pursue other strategic alternatives, including collaborations, financing opportunities or a transaction similar to the proposed Merger, or liquidation.

Serapha Series A Preferred Stock Financing

In connection with the execution of the Merger Agreement, certain institutional and accredited investors (the Series A Investors, led by affiliates of RTW Investments, LP and RA Capital Management, L.P.) and Serapha entered into a Series A Preferred Stock Purchase Agreement, pursuant to which such persons invested in and purchased an aggregate of 30,668,708 shares of Serapha Series A Preferred Stock at a purchase price of $4.4997 per share for aggregate gross proceeds to Serapha of approximately $138.0 million.

Serapha Pre‑Closing Financing

Concurrently with the execution and delivery of the Merger Agreement, the Series A Investors also entered into the Securities Purchase Agreement with Serapha, pursuant to which such investors have agreed to purchase, immediately prior to the Merger, shares of Serapha common stock or, in lieu thereof, Serapha pre‑funded warrants, representing an aggregate commitment of approximately $92.0 million (the Serapha Pre‑Closing Financing). The shares of Serapha common stock and Serapha pre‑funded warrants that are issued in the Serapha Pre‑Closing Financing will be or will have the right to be, respectively, converted into shares of Boundless Bio common stock in the Merger.

The Securities Purchase Agreement also contemplates Serapha and the investors participating in the Serapha Pre‑Closing Financing entering into a registration rights agreement at the closing of the Serapha Pre‑Closing Financing, pursuant to which, among other things, the combined company will agree to provide for the registration and resale of certain shares of Boundless Bio common stock that are held by the investors participating in the Serapha Pre‑Closing Financing from time to time pursuant to Rule 415.

Pre‑Closing Dividend

Further, prior to the closing of the Merger (the Closing), Boundless Bio expects to declare and set aside the aggregate cash amount to be paid in accordance with a special cash dividend (the Pre-Closing Dividend) to holders of record of outstanding shares of its common stock as of a record date prior to the effective time of the Merger, to be determined by its board of directors. The ex‑dividend date in respect of the Pre-Closing Dividend will be determined by Nasdaq. Boundless Bio’s stockholders of record prior to the ex‑dividend date will be entitled to receive the Pre-Closing Dividend, regardless of whether they beneficially own such shares as of the dividend date. The amount of the Pre-Closing Dividend is expected to be approximately $44 to $48 million in the aggregate.

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

In addition, FDA-regulated industries, such as ours, face uncertainty with regard to the regulatory environment we will face if the Merger is not completed and we proceed with research and development and possibly in the future commercialization. The FDA has recently experienced significant leadership changes, voluntary and involuntary staff departures, shifts in scientific and regulatory priorities, and political pressure to increase scrutiny of certain products. These and other factors increase uncertainties associated with interpreting the FDA’s guidance and predicting its areas of focus and responses to various issues. Changes and disruptions at the FDA, including due to federal government shutdowns, could impact the FDA’s ability to retain key personnel and hire additional personnel and may result in delays or limitations on our ability to obtain guidance from agency staff and slow review times for applications we may submit to obtain the requisite regulatory approvals in the future. Moreover, actions that the federal government recently has taken and may take in the future to freeze or reduce federal funding for medical research, has and could further decrease the ability of facilities that rely on such funding to conduct clinical trials or increase the costs to us of conducting clinical trials at those facilities. There remains general uncertainty regarding future activities. New executive orders, regulations, policies, or guidance could be issued or promulgated that adversely affect us or create a more challenging or costly environment to pursue the development and commercialization of our ecDTx, including in areas relating to regulatory framework and oversight, research and development funding, drug pricing reform, intellectual property rights, global trade policy, and tariffs.

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

If we resume development of any ecDTx, our future R&D expenses may vary significantly based on a wide variety of factors such as:

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

A change in the outcome of any of these variables with respect to development of our ecDTx could significantly change the costs and timing associated with any development of our ecDTx.

The process of conducting the necessary preclinical and clinical research to obtain regulatory approval is costly and time-consuming. The actual probability of success for our ecDTx or any future ecDTx may be affected by a variety of factors. We may never succeed in achieving regulatory approval for our ecDTx. Preclinical and clinical development timelines, the probability of success, and total development costs can differ materially from expectations. If the Merger is not completed, we anticipate that we will continue to make determinations as to how much funding to direct to any ecDTx we may decide to develop on an ongoing basis in response to the results of ongoing and future preclinical studies and clinical trials, regulatory developments, and our ongoing assessment of our ecDTx’s commercial potential. We will need to raise substantial additional capital in the future if the Merger is not completed and we decide to develop any ecDTx. In addition, we cannot forecast whether our ecDTx may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

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

If the Merger is not completed and we decide to develop any ecDTx, we anticipate that our G&A expenses will increase in the long-term if we are successful in developing our ecDTx and growing our business and, if our ecDTx receives marketing approval, when we commence commercialization activities.

Other Income, Net

Other income, net consists primarily of interest income earned on our cash, cash equivalents, and investments.

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for each of the periods indicated (in thousands):

	Three Months Ended June 30,
	2026	2025	Change
Operating expenses:
Research and development	$13,973	$12,218	$1,755
General and administrative	10,411	4,843	5,568
Total operating expenses	24,384	17,061	7,323
Loss from operations	(24,384)	(17,061)	(7,323)
Other income (expense), net:
Interest income	690	1,386	(696)
Other income	1	—	1
Total other income (expense), net	691	1,386	(695)
Net loss	$(23,693)	$(15,675)	$(8,018)

Research and Development Expenses

The following table summarizes our R&D expenses for each of the periods indicated (in thousands):

	Three Months Ended June 30,
	2026	2025	Change
Direct program costs:
BBI-940	$3,740	$1,554	$2,186
BBI-355	(396)	2,808	(3,204)
BBI-825	—	839	(839)
Other development programs	4	28	(24)
Total direct program costs	3,348	5,229	(1,881)
Indirect program costs:
Personnel-related (including stock compensation)	3,421	3,862	(441)
Outside services and consulting	218	426	(208)
Lab and pharmacology supplies	67	192	(125)
Facilities-related (including depreciation)	5,268	2,082	3,186
Impairment of property and equipment	1,055	—	1,055
Other indirect program costs	596	427	169
Total indirect program costs	10,625	6,989	3,636
Total R&D expenses	$13,973	$12,218	$1,755

R&D expenses were $14.0 million and $12.2 million for the three months ended June 30, 2026 and 2025, respectively. The $1.8 million increase was primarily attributable to (i) a $3.2 million increase in facilities-related costs due to the early termination of the 2024 Lease and (ii) a $1.1 million increase related to the impairment of property and equipment as a result of our early termination of the 2024 Lease, partially offset by (iii) a $1.9 million decrease in direct program costs, (iv) a $0.4 million decrease in personnel-related costs, reflecting a decline in ongoing compensation costs resulting from the reduction in workforce, substantially offset by severance costs and stock-based compensation recognized in connection with the amendment of our stock options during the second quarter of 2026, and (v) a $0.2 million decrease in outside services and consulting costs. The increase in BBI-940 direct program costs for the three months ended June 30, 2026 compared with the same period in 2025 was primarily due to costs relating to the KOMODO-1 clinical trial initiated in early 2026, and the decreases in BBI-355 and BBI-825 direct program costs for the three months ended June 30, 2026 compared with the same period in 2025 were primarily due to our decisions to wind down the POTENTIATE and STARMAP clinical trials, as discussed above.

BBI-940 direct program costs are shown as a separate component of R&D expenses in the table above for all periods presented. Such costs were included in “other development programs” in our annual financial statements for the year ended December 31, 2025.

General and Administrative Expenses

G&A expenses were $10.4 million and $4.8 million for the three months ended June 30, 2026 and 2025, respectively. The $5.6 million increase in G&A expenses was primarily attributable to (i) a $1.7 million increase in personnel-related costs, primarily related to severance costs and stock-based compensation recognized in connection with the amendment of our stock options (see Notes 1 and 9 to our condensed financial statements), (ii) a $2.0 million increase in facilities-related costs due to the early termination of the 2024 Lease, (iii) a $1.4 million increase in professional fees, primarily related to legal fees incurred in connection with the Merger, and (iv) a $0.5 million increase in other G&A costs.

Other Income, Net

Other income, net was $0.7 million and $1.4 million for the three months ended June 30, 2026 and 2025, respectively. The $0.7 million decrease resulted from a reduction in interest income generated by our available-for-sale investment securities portfolio due to a decrease in the amount of cash and cash equivalents available for investing purposes as well as a decline in the market yields available for such investment securities compared to the prior year period.

We expect interest income to decrease prior to the Closing as we wind down our research and development activities and incur costs associated with the Merger, and as our investable asset base declines, including the anticipated Pre-Closing Dividend described under “Pre-Closing Dividend” above. Market yields on our investment portfolio may also fluctuate in response to changes in monetary policy and broader interest rate conditions, which could further affect interest income in future periods.

Comparison of the Six Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for each of the periods indicated (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
Operating expenses:
Research and development	$23,707	$24,355	$(648)
General and administrative	15,152	10,047	5,105
Total operating expenses	38,859	34,402	4,457
Loss from operations	(38,859)	(34,402)	(4,457)
Other income (expense), net:
Interest income	1,610	2,971	(1,361)
Other income (expense)	1	(2)	3
Total other income (expense), net	1,611	2,969	(1,358)
Net loss	$(37,248)	$(31,433)	$(5,815)

Research and Development Expenses

The following table summarizes our R&D expenses for each of the periods indicated (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
Direct program costs:
BBI-940	$7,630	$2,340	$5,290
BBI-355	504	5,776	(5,272)
BBI-825	—	1,989	(1,989)
Other development programs	3	57	(54)
Total direct program costs	8,137	10,162	(2,025)
Indirect program costs
Personnel-related (including stock compensation)	5,943	7,871	(1,928)
Outside services and consulting	276	795	(519)
Lab and pharmacology supplies	199	425	(226)
Facilities-related (including depreciation)	7,139	4,092	3,047
Impairment of property and equipment	1,055	—	1,055
Other indirect program costs	958	1,010	(52)
Total indirect program costs	15,570	14,193	1,377
Total R&D expenses	$23,707	$24,355	$(648)

R&D expenses were $23.7 million and $24.4 million for the six months ended June 30, 2026 and 2025, respectively. The $0.6 million decrease was primarily attributable to (i) a $2.0 million decrease in direct program costs, (ii) a $1.9 million decrease in personnel-related costs, reflecting a decline in ongoing compensation costs resulting from the reduction in workforce, partially offset by severance costs recognized during the second quarter of 2026, and (iii) a $0.8 million decrease in other R&D costs, partially offset by (iv) a $3.0 million increase in facilities-related costs due to the early termination of the 2024 Lease, and (v) a $1.1 million increase related to the impairment of property and equipment as a result of our early termination of the 2024 Lease. The increase in BBI-940 direct program costs for the six months ended June 30, 2026 compared with the same period in 2025 was primarily due to costs relating to the KOMODO-1 clinical trial initiated in early 2026, and the decreases in BBI-355 and BBI-825 direct program costs for the six months ended June 30, 2026 compared with the same period in 2025 were primarily due to our decisions to wind down the POTENTIATE and STARMAP clinical trials, as discussed above.

BBI-940 direct program costs are shown as a separate component of R&D expenses in the table above for all periods presented. Such costs were included in “other development programs” in our annual financial statements for the year ended December 31, 2025.

General and Administrative Expenses

G&A expenses were $15.2 million and $10.0 million for the six months ended June 30, 2026 and 2025, respectively. The $5.1 million increase in G&A expenses was primarily attributable to (i) a $1.5 million increase in personnel-related costs, primarily related to severance costs and stock-based compensation recognized in connection with the amendment of our stock options (see Notes 1 and 9 to our condensed financial statements), (ii) a $2.4 million increase in facilities-related costs due to the early termination of the 2024 Lease, and (iii) a $1.2 million increase in professional fees.

Other Income, Net

Other income, net was $1.6 million and $3.0 million for the six months ended June 30, 2026 and 2025, respectively. The $1.4 million decrease resulted from a reduction in interest income generated by our available-for-sale investment securities portfolio due to a decrease in the amount of cash and cash equivalents available for investing purposes as well as a decline in the market yields available for such investment securities compared to the prior year period.

Liquidity and Capital Resources

Sources of Liquidity

On June 22, 2026, Boundless Bio entered into the Merger Agreement pursuant to which, among other matters, Merger Sub will merge with and into Serapha, with Serapha surviving as a wholly owned subsidiary of the Company. The Closing is subject to approval by its stockholders and the stockholders of Serapha and other closing conditions. Boundless Bio’s future operations are highly dependent on the success of the proposed Merger with Serapha.

Through June 30, 2026, we have raised a total of $353.9 million to fund our operations primarily from the gross proceeds from the sale and issuance of shares of our convertible preferred stock prior to our IPO and the sale and issuance of 6,250,000 shares of our common stock in our IPO, which closed in April 2024. Our IPO generated gross proceeds of $100.0 million, which resulted in net proceeds to us of approximately $87.7 million, after deducting underwriting discounts and commissions and other offering expenses.

In April 2025, we entered into an Open Market Sale AgreementSM (the Sales Agreement) with Jefferies LLC (the Agent), pursuant to which we may, from time to time, sell shares of our common stock in “at-the-market” offerings through or to the Agent, acting as sales agent or principal. See Note 1 to our unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q under the section entitled “ATM Offering” for further information. We are not obligated to sell any shares under the Sales Agreement, and the Agent is not obligated to buy or sell any shares of our common stock. We cannot provide any assurance that we will sell any shares under the Sales Agreement, or, if we do, as to the prices, amounts, or timing of any such sales. As of June 30, 2026, no shares had been sold under the Sales Agreement.

Future Funding Requirements

As of June 30, 2026, we had cash, cash equivalents, and short-term investments of $72.6 million. In April 2026, we terminated the 2024 Lease, and entered into a new, shorter-term lease, the term of which commenced June 1, 2026. The lease termination involved a cash payment of $10.0 million by us to the landlord, and the landlord’s retention of our security deposit of approximately $0.5 million. See Note 7 to our unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information regarding the lease termination and new lease. Based on our current operating plan, and without giving effect to the anticipated pre-closing cash dividend of approximately $44 to $48 million or the proposed Merger with Serapha described in Note 1 to our unaudited condensed financial statements, we believe that our existing cash, cash equivalents, and short-term investments will be sufficient to fund our operations through the anticipated closing date of the Merger and for a period of at least 12 months from the date hereof. However, our operating plan may change, whether or not the Merger is completed. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting preclinical studies, manufacturing any ecDTx or other product candidates, and testing ecDTx or other product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain.

Our primary uses of capital were historically compensation and related expenses, research and development costs to support our ecDTx pipeline, legal and other regulatory expenses and general overhead costs. Now that we have suspended and are winding down our research and development activities in anticipation of the Merger with Serapha, our operations will be limited and we expect that Boundless Bio expenses other than those related to the Merger will decrease significantly.

Our future operations are highly dependent on the success of the proposed Merger with Serapha. If the Merger Agreement with Serapha is terminated, Boundless Bio may continue to explore development opportunities for its ecDTx and pursue other strategic alternatives, including collaborations, financing opportunities or a transaction similar to the proposed Merger, or liquidation.

We have incurred significant operating losses since our inception and, as of June 30, 2026, we had an accumulated deficit of $296.9 million. We expect to continue to incur losses for the foreseeable future, and, in general, we anticipate these losses will increase substantially in the future if we decide to develop, seek regulatory approval for, and potentially commercialize any ecDTx, conduct clinical trials and preclinical studies, utilize third parties to manufacture any ecDTx and related raw materials, leverage Spyglass to potentially identify additional development opportunities for our ecDTx and expand our therapeutic pipeline, seek to expand and protect our intellectual property, as well as incur additional costs associated with being a public company. If we obtain regulatory approval for our ecDTx, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials, preclinical studies, and our other research and development activities and capital expenditures.

Our future capital requirements are difficult to predict and depend on many factors, including but not limited to:

•
the costs and timing of the Merger;
•
our ability to complete the Merger or, if the Merger is not completed, identify and consummate another strategic transaction;
•
the initiation, type, number, scope, progress, expansions, results, costs, and timing of clinical trials and preclinical studies of any ecDTx that we may choose to pursue in the future;
•
the costs and timing of manufacturing for any ecDTx, including commercial manufacture at sufficient scale, if our ecDTx is approved;
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

Cash Flows

The following table summarizes our cash flows for each of the periods indicated (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
Net cash used in operating activities	$(35,945)	$(26,359)	$(9,586)
Net cash provided by investing activities	37,657	14,352	23,305
Net cash provided by financing activities	73	117	(44)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$1,785	$(11,890)	$13,675

Operating Activities

Net cash used in operating activities was $35.9 million and $26.4 million for the six months ended June 30, 2026 and 2025, respectively. The net cash used in operating activities during the six months ended June 30, 2026 was primarily driven by our reported net loss of $37.2 million, net of noncash charges (including stock-based compensation expense, depreciation, impairment of property and equipment, and right-of-use asset amortization) totaling $14.3 million and a $13.0 million increase of our net operating assets. The net cash used in operating activities during the six months ended June 30, 2025 was primarily driven by our reported net loss of $31.4 million, net of noncash charges (including stock-based compensation expense, depreciation, and right-of-use asset amortization) totaling $4.3 million and a $0.8 million decrease of our net operating assets. The increase in cash used in operations during the six months ended June 30, 2026 in comparison to the six months ended June 30, 2025 was primarily attributable to the $10.0 million cash payment associated with the termination of the 2024 Lease, partially offset by a decrease in third-party spending associated with our discovery, development, and clinical activities.

Investing Activities

Investing activities consist primarily of purchases and maturities of investment securities and purchases of property and equipment. Such activities resulted in a net cash inflow of approximately $37.7 million and $14.4 million during the six months ended June 30, 2026 and 2025, respectively, in each case, primarily from the net maturities of our available-for-sale securities portfolio.

Financing Activities

Financing activities during the six months ended June 30, 2026 consisted of less than $0.1 million in proceeds from the sale of common stock under the ESPP and less than $0.1 million in proceeds from the exercise of stock options. Financing activities during the six months ended June 30, 2025 consisted of $0.1 million in proceeds from the sale of common stock under the ESPP.

Contractual Obligations and Other Commitments

In April 2026, we terminated the 2024 Lease effective May 31, 2026. In connection with the termination, we paid the landlord $10.0 million, and the landlord retained our security deposit of approximately $0.5 million. As of June 30, 2026, we have no remaining obligations under the 2024 Lease. See Note 7 — Lease Agreements for further information.

On April 17, 2026, we entered into a new, shorter-term facility lease for approximately 10,822 square feet of laboratory and office space in La Jolla, California, with an initial term of 12 months commencing June 1, 2026. Monthly base rent payments are approximately $56,000, with two months of base rent abatement during the second and third full calendar months of the lease term. As of June 30, 2026, our remaining obligations under this lease were approximately $0.5 million.

We enter into contracts in the normal course of our business with various third parties for clinical trial and preclinical research services, contract manufacturing services, and professional and other services and products related to our business. These contracts generally provide for termination after a notice period and are therefore cancellable contracts and not separately presented.

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

Changes in Internal Control over Financial Reporting

Management, with the participation of our principal executive officer and our principal financial officer, evaluated any changes in our internal control over financial reporting (ICFR) that occurred during the quarter ended June 30, 2026, as required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act. Management concluded that there was no change in our ICFR that occurred during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our ICFR.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in Part I, Item 1A,“Risk Factors,” of our 2025 10-K, together with all of the information in this Quarterly Report, including the risk factors set forth below, before making an investment decision to purchase or sell shares of our common stock. If any of those risks are realized, our business, financial condition, results of operations, and prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose all or part of your investment. Except as set forth below, there have been no material changes to the risk factors set forth in Part I, Item 1A of our 2025 10-K.

Risks Related to the Proposed Merger

Failure to complete, or delays in completing, the potential Merger with Serapha could materially and adversely affect Boundless Bio’s results of operations, business, financial results and/or common stock price.

On June 22, 2026, Boundless Bio entered into the Merger Agreement with Serapha pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Serapha, with Serapha continuing as a wholly owned subsidiary of Boundless Bio and the surviving corporation of the Merger. Boundless Bio following the Merger is referred to herein as the “Combined Company.” Completion of the Merger is subject to certain closing conditions, a number of which are not within Boundless Bio’s control. Any failure to satisfy these required conditions to closing may prevent, delay or otherwise materially adversely affect the completion of the transaction. Boundless Bio cannot predict with certainty whether or when any of the required closing conditions will be satisfied or if another uncertainty may arise and cannot assure you that it will be able to successfully complete the Merger as currently contemplated under the Merger Agreement or at all.

Boundless Bio’s efforts to complete the Merger could cause substantial disruptions in, and create uncertainty surrounding, its business, which may materially adversely affect its results of operation and its business. Uncertainty as to whether the Merger will be completed in a timely manner or at all may affect Boundless Bio’s ability to retain and motivate existing employees or could adversely affect Boundless Bio’s business and its relationship with consultants, suppliers, vendors, regulators and other business partners. The adverse effects of the pendency of the transaction could be exacerbated by any delays in completion of the transaction or termination of the Merger Agreement.

If the conditions to the Merger are not satisfied or waived, the Merger may not occur.

Even if the Merger is approved by the stockholders of Serapha and Boundless Bio, specified conditions must be satisfied or, to the extent permitted by applicable law, waived to complete the Merger. These conditions are set forth in the Merger Agreement. Boundless Bio cannot assure you that all of the conditions to the completion of the Merger will be satisfied or waived. If the conditions are not satisfied or waived, the Merger may not occur or the closing may be delayed.

Boundless Bio and Serapha may mutually agree to waive the Nasdaq listing condition under the Merger Agreement, and if such condition is waived, the Combined Company’s stock may not be listed on Nasdaq following completion of the Merger.

Pursuant to the Merger Agreement, Boundless Bio agreed to use commercially reasonable efforts to maintain the listing of Boundless Bio’s common stock (Boundless Bio Common Stock) on Nasdaq until the Effective Time and, to the extent required by the rules and regulations of Nasdaq, to cause the shares of Boundless Bio Common Stock to be issued in connection with the Contemplated Transactions (as defined in the Merger Agreement) to be approved for listing on Nasdaq. The Merger Agreement also requires the parties, to the extent required by Nasdaq Marketplace Rule 5110, to use commercially reasonable efforts to cause the initial listing application for the Boundless Bio Common Stock and Boundless Bio preferred stock (together, the Boundless Bio Capital Stock) on Nasdaq (including any Boundless Bio Common Stock issuable upon conversion thereof) (the Nasdaq Listing Application) to be conditionally approved prior to the Effective Time (as defined in the Merger Agreement). Additionally, under the Merger Agreement, each of Boundless Bio’s and Serapha’s obligation to complete the Merger is subject to the satisfaction or waiver by each of the parties of various conditions, including that the Nasdaq Listing Application has been approved by Nasdaq. In the event that the Nasdaq Listing Application is not approved by Nasdaq, it is possible (although not likely) that Boundless Bio and Serapha may mutually agree to waive the applicable condition and nonetheless proceed with completing the Merger. If such condition is waived, Boundless Bio will not recirculate an updated proxy statement/prospectus to the one that will be provided in connection with matters related to the Merger, nor will it solicit a new vote of stockholders prior to proceeding with the Merger. If Boundless Bio proceeds with the Merger in these circumstances, the Combined Company’s stock may not be listed on Nasdaq.

If the Combined Company’s stock is not listed on Nasdaq following completion of the Merger, trading of the shares could be conducted in the over‑the‑counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it is likely that there would be significantly less liquidity in the trading of the Combined Company common stock, decreases in institutional and other investor demand for the shares, a reduction in coverage by securities analysts, a decrease in market making activity and information available concerning trading prices and volume, and fewer broker dealers willing to execute trades in the Combined Company common stock. Also, it may be difficult for the Combined Company to raise additional capital if the Combined Company common stock is not listed on a major exchange. The occurrence of any of these events could result in a further decline in the market price of the Combined Company common stock and could have a material adverse effect on the Combined Company.

The Exchange Ratio for the Merger will not change or otherwise be adjusted based on the market price of Boundless Bio Common Stock.

Each then-outstanding share of Serapha common stock (Serapha Common Stock) and Serapha preferred stock (together, Serapha Capital Stock) (including shares of Serapha Common Stock issued in the Serapha Pre-Closing Financing), excluding any shares to be cancelled pursuant to the Merger Agreement, will be converted into the right to receive a number of shares of Boundless Bio Common Stock, equal to the Exchange Ratio (as defined in the Merger Agreement), (ii) each then-outstanding Serapha Option will be converted into and become an Assumed Option (as defined in the Merger Agreement) on the existing terms and conditions (including with respect to vesting and accelerated vesting), subject to adjustment as set forth in the Merger Agreement, and (iii) each then-outstanding Serapha warrant, including any Serapha pre-funded warrant issued pursuant to the Serapha Pre-Closing Financing, will be converted into an Assumed Warrant (as defined in the Merger Agreement), subject to adjustment as set forth in the Merger Agreement and the form of warrant. Applying the Exchange Ratio, the former Serapha securityholders immediately before the Merger are expected to own approximately 96.31% of the aggregate number of shares of the Combined Company’s capital stock following the Merger (on a fully‑diluted basis, and subject to dilution from any equity issued by Serapha after June 22, 2026 and before the closing), and Boundless Bio securityholders immediately before the Merger are expected to own approximately 3.69% of the aggregate number of shares of the Combined Company capital stock following the Merger (on a fully‑diluted basis), subject to certain assumptions, including, but not limited to, that Boundless Bio Net Cash (as defined in the Merger Agreement) as of Closing will be approximately $0, after giving effect to the Pre-Closing Dividend, which is expected to be approximately $44 to $48 million.

Any changes in the market price of Boundless Bio Common Stock before the completion of the Merger will not affect the number of shares Serapha stockholders will be entitled to receive pursuant to the Merger Agreement. However, the Exchange Ratio remains subject to equitable adjustment as set forth in the Merger Agreement for certain changes in the capitalization of Boundless Bio or Serapha, including any stock dividend, subdivision, reclassification, recapitalization, stock split, including the Nasdaq Reverse Split (as defined in the Merger Agreement) to the extent not previously taken into account in calculating the Exchange Ratio, combination or exchange of shares or other similar change. Therefore, if before the completion of the Merger, the market price of Boundless Bio Common Stock increases from the market price on the date of the Merger Agreement, then Serapha stockholders could receive merger consideration with substantially more value for their shares of Serapha Capital Stock than the parties had negotiated when they established the Exchange Ratio. Similarly, if before the completion of the Merger, the market price of Boundless Bio Common Stock declines from the market price on the date of the Merger Agreement, then Serapha stockholders could receive merger consideration with substantially lower value. The Merger Agreement does not include a price‑based termination right.

The issuance of Boundless Bio Common Stock, including the shares of Boundless Bio Common Stock issued in exchange for shares of Serapha Common Stock issued in the Serapha Pre‑Closing Financing, to Serapha stockholders pursuant to the Merger Agreement and the resulting change in control from the Merger, and the Nasdaq Reverse Split, must be approved by Boundless Bio stockholders, and the Merger Agreement and transactions contemplated thereby must be approved by the Serapha stockholders. Failure to obtain these approvals would prevent the closing of the Merger.

Before the Merger can be completed, Boundless Bio stockholders must approve, among other things, the Boundless Bio Stockholder Matters (as defined in the definition of “Parent Stockholder Matters” in the Merger Agreement), including the issuance of shares of Boundless Bio Common Stock representing (or convertible into) more than 20% of the shares of Boundless Bio Common Stock outstanding immediately prior to the Effective Time to Serapha stockholders in connection with the Contemplated Transactions, the change of control of Boundless Bio resulting from the Contemplated Transactions, the Nasdaq Reverse Split and the increase in authorized shares contemplated by the Parent Charter Amendment (as defined in the Merger Agreement). In addition, Serapha stockholders must adopt the Merger Agreement and approve the Merger and the related transactions. Failure to obtain the required stockholder approvals may result in a material delay in, or the abandonment of, the Merger. Any delay in completing the Merger may materially adversely affect the timing and benefits that are expected to be achieved from the Merger.

The Merger may be completed even though a material adverse effect may result from the announcement of the Merger, industry‑wide changes or other causes.

In general, neither Boundless Bio nor Serapha is obligated to complete the Merger if there is a “material adverse effect” (as defined in the Merger Agreement) affecting the other party between June 22, 2026, the date of the Merger Agreement, and the closing of the Merger. However, certain types of causes are excluded from the concept of a “material adverse effect.” Such exclusions include, but are not limited to, changes in general economic or political conditions, industry‑wide changes, changes resulting from the announcement of the Merger, natural disasters, pandemics, other public health events or force majeure events and changes in U.S. generally accepted accounting principles. Certain of these exclusions are subject to a limitation and will not apply to the extent Boundless Bio or Serapha, as applicable, is disproportionately affected relative to other similarly situated companies in the industries in which they operate. Therefore, if any of these events were to occur and adversely affect Boundless Bio or Serapha, the adverse effect may not constitute a “material adverse effect” under the Merger Agreement, and the other party may still be required to complete the closing of the Merger notwithstanding such “material adverse effect.” If any such adverse effects occur and Boundless Bio completes the closing of the Merger, the stock price of the Combined Company may suffer. This in turn may reduce the value of the Merger to the stockholders of Boundless Bio, Serapha or both.

If the Merger is not completed, Boundless Bio’s stock price may decline significantly.

The market price of Boundless Bio Common Stock is subject to significant fluctuations. Market prices for securities of pharmaceutical, biotechnology and other life science companies have historically been particularly volatile. In addition, the market price of Boundless Bio Common Stock will likely be volatile based on whether stockholders and other investors believe that Boundless Bio can complete the Merger or otherwise raise additional capital to support Boundless Bio’s operations if the Merger is not completed and another strategic transaction cannot be identified, negotiated and completed in a timely manner, if at all. The volatility of the market price of Boundless Bio Common Stock has been and may be exacerbated by low trading volume.

Additional factors that may cause the market price of Boundless Bio Common Stock to fluctuate include:

•
announcements of the results of its clinical trials, discussions with regulators, and regulatory approval decisions;
•
the entry into, or termination of, key agreements, including commercial partner agreements;
•
announcements by commercial partners or competitors of new commercial products, clinical progress or lack thereof, significant contracts, commercial relationships or capital commitments;
•
the loss of key employees;
•
future sales of Boundless Bio Common Stock;
•
general and industry‑specific economic conditions that may affect Boundless Bio’s research and development expenditures; and
•
period‑to‑period fluctuations in financial results.

Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of Boundless Bio Common Stock. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against such companies.

If Boundless Bio completes the Merger, the Combined Company will need to raise additional capital, including by potentially issuing equity securities or incurring debt, which may cause significant dilution to the Combined Company’s stockholders or restrict the Combined Company’s operations.

In connection with the execution and delivery of the Merger Agreement, Serapha completed the Series A Financing, raising aggregate gross proceeds of approximately $138 million, and has entered into the Securities Purchase Agreement to complete the Serapha Pre-Closing Financing for aggregate gross proceeds of approximately $92 million. The closing of the Serapha Pre‑Closing Financing is a condition to the Closing, and the closing of the Serapha Pre‑Closing Financing is also conditioned upon satisfaction or waiver of the conditions to the Closing, as well as certain other conditions. The shares of Serapha Common Stock and the Serapha pre‑funded warrants issued in the Serapha Pre‑Closing Financing will result in dilution to all securityholders of the Combined Company (i.e., both Boundless Bio’s pre‑Merger securityholders and former Serapha securityholders).

Additional or alternative financing may not be available to the Combined Company when it is needed or may not be available on favorable terms. To the extent that the Combined Company raises additional capital by issuing equity securities, such financing will cause additional dilution to all securityholders of the Combined Company, including Boundless Bio’s pre‑Merger securityholders and Serapha’s former securityholders. It is also possible that the terms of any new equity securities may have preferences over the Combined Company common stock. Any debt financing the Combined Company enters into may involve covenants that restrict its operations. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of the Combined Company’s assets, as well as prohibitions on its ability to create liens, pay dividends, redeem its stock or make investments. In addition, if the Combined Company raises additional funds through licensing arrangements, it may be necessary to grant licenses on terms that are not favorable to the Combined Company.

Some of Boundless Bio’s and Serapha’s directors and executive officers have interests in the Merger that are different from yours and that may influence them to support or approve the Merger without regard to your interests.

Directors and executive officers of Boundless Bio and Serapha have interests in the Merger that are different from, or in addition to, the interests of other Boundless Bio stockholders generally. These interests with respect to Boundless Bio’s directors and executive officers may include, among others, retention bonus payments, acceleration of previously issued equity awards, severance payments if employment is terminated in a qualifying termination in connection with the Merger and rights to continued indemnification, expense advancement and insurance coverage.

Further, certain current members of the Serapha Board of Directors may continue as directors of the Combined Company after the Effective Time, and, following the closing of the Merger, would be eligible to be compensated as non‑employee directors of the Combined Company. These interests, among other factors, may have influenced the directors and executive officers of each company to support or approve the Merger.

The Boundless Bio Board of Directors was aware of and considered those interests, among other matters, in reaching their decisions to approve and adopt the Merger Agreement, approve the Merger, and recommend the approval of the Merger Agreement to Boundless Bio stockholders. These interests, among other factors, may have influenced the directors and executive officers of each company to support or approve the Merger.

Boundless Bio stockholders and Serapha stockholders may not realize a benefit from the Merger commensurate with the ownership dilution they will experience in connection with the Merger, including the conversion of Serapha Common Stock issued in the Serapha Pre‑Closing Financing.

If the Combined Company is unable to realize the full strategic and financial benefits currently anticipated from the Merger, Boundless Bio stockholders and Serapha stockholders will have experienced substantial dilution of their ownership interests without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent the Combined Company is able to realize only part of the strategic and financial benefits currently anticipated from the Merger.

Boundless Bio securityholders will generally have a reduced ownership and voting interest in, and will exercise less influence over the management of, the Combined Company following the completion of the Merger as compared to their current ownership and voting interests in the respective companies.

After the completion of the Merger, Boundless Bio’s current stockholders will generally own a smaller percentage of the Combined Company than their ownership of Boundless Bio prior to the Merger. Immediately after the Merger, Boundless Bio securityholders as of immediately prior to the Merger are expected to own approximately 3.69% of the outstanding shares of capital stock of the Combined Company (on a fully‑diluted basis, and subject to dilution from any equity issued by Serapha after June 22, 2026 and before the closing), and former holders of Serapha securities are expected to own approximately 96.31% of the outstanding shares of capital stock of the Combined Company (on a fully‑diluted basis), subject to certain assumptions, including, but not limited to, Boundless Bio Net Cash as of closing being approximately $0, after giving effect to the Pre-Closing Dividend, which is expected to be approximately $44 to $48 million.

Certain provisions of the Merger Agreement may discourage third parties from submitting competing proposals, including proposals that may be superior to the transactions contemplated by the Merger Agreement.

While the Merger Agreement is in effect, each of Boundless Bio and Serapha is generally prohibited from, among other things, soliciting, initiating or knowingly encouraging, inducing or facilitating the communication, making, submission or announcement of any acquisition proposal or acquisition inquiry. In addition, Boundless Bio’s current directors and executive officers have entered into support agreements pursuant to the terms of the Merger Agreement, and as an inducement to Serapha’s willingness to enter into the Merger Agreement, by which they have agreed to vote all of their shares of Boundless Bio Capital Stock in favor of the Contemplated Transactions and against any competing proposals, subject to certain limited exceptions. These provisions could discourage a potential competing acquirer from considering or proposing an acquisition or merger, even if it were prepared to pay consideration with a higher value than that implied by the merger consideration in the combination.

Because the lack of a public market for Serapha Common Stock makes it difficult to evaluate the fair market value of its capital stock, the value of Boundless Bio Common Stock to be issued to Serapha stockholders may be more or less than the fair market value of Serapha Common Stock.

The outstanding capital stock of Serapha is privately held and is not traded on any public market. The lack of a public market makes it difficult to determine the fair market value of Serapha capital stock. Because the percentage of Boundless Bio’s equity to be issued to Serapha stockholders was determined based on negotiations between the parties, it is possible that the value of Boundless Bio Common Stock to be issued to Serapha stockholders will be more or less than the fair market value of Serapha Capital Stock.

Lawsuits may be filed against Boundless Bio, Serapha, or any of the members of their respective boards of directors arising out of the Merger, which may delay or prevent the Merger.

Putative stockholder complaints, including stockholder class action complaints, and other complaints may be filed against Boundless Bio, the Boundless Bio Board of Directors, Serapha, the Serapha Board of Directors and others in connection with the transactions contemplated by the Merger Agreement. The outcome of litigation is uncertain, and Boundless Bio or Serapha may not be successful in defending against any such future claims. Lawsuits that may be filed against Boundless Bio, the Boundless Bio Board of Directors, Serapha, or the Serapha Board of Directors could delay or prevent the Merger, divert the attention of Boundless Bio’s and Serapha’s management and employees from their day‑to‑day business and otherwise adversely affect Boundless Bio and Serapha financially.

Boundless Bio has never paid and, other than in connection with the Merger with Serapha, does not intend to pay any cash dividends in the foreseeable future.

Boundless Bio has never paid cash dividends on any of its capital stock. Other than the Pre-Closing Dividend in connection with the Merger, Boundless Bio does not currently anticipate declaring or paying cash dividends on its capital stock in the foreseeable future.

The amount of the Pre-Closing Dividend may change based on the timing to complete the Merger, changes in operating expense levels and other factors.

The Pre-Closing Dividend, which is expected to be approximately $44 to $48 million, is based on Boundless Bio's estimate of the amount by which Boundless Bio Net Cash, as determined pursuant to the terms of the Merger Agreement, will exceed $0. The actual amount of the Pre-Closing Dividend may be higher or lower than the estimated amount and is subject to change based on the timing to complete the Merger, changes in Boundless Bio's operating expense levels, transaction-related costs and expenses, and other adjustments to the components of Boundless Bio Net Cash as set forth in the Merger Agreement. There can be no assurance that the actual amount of the Pre-Closing Dividend will not materially differ from the current estimate.

If Boundless Bio does not successfully complete the Merger or another strategic transaction, the Boundless Bio Board of Directors may decide to pursue a dissolution and liquidation of Boundless Bio. In such an event, the amount of cash available for distribution to Boundless Bio stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities, as to which Boundless Bio can give you no assurance.

There can be no assurance that the Merger will be completed. If the Merger is not completed, the Boundless Bio Board of Directors may decide to pursue a dissolution and liquidation of Boundless Bio. In such an event, the amount of cash available for distribution to Boundless Bio stockholders will depend heavily on the timing of such decision and, ultimately, such liquidation, since the amount of cash available for distribution continues to decrease as Boundless Bio funds its operations while pursuing the Merger. In addition, if the Boundless Bio Board of Directors were to approve and recommend, and Boundless Bio stockholders were to approve, a dissolution and liquidation of Boundless Bio, Boundless Bio would be required under Delaware law to pay Boundless Bio’s outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to stockholders. Boundless Bio’s commitments and contingent liabilities may include obligations under Boundless Bio’s employment and related agreements with certain employees that provide for severance and other payments following a termination of employment occurring for various reasons, including a change in control of Boundless Bio, litigation against Boundless Bio, and other various claims and legal actions arising in the ordinary course of business, and other unexpected and/or contingent liabilities. As a result of this requirement, a portion of Boundless Bio’s assets would need to be reserved pending the resolution of such obligations.

In addition, Boundless Bio may be subject to litigation or other claims related to a dissolution and liquidation of Boundless Bio. If a dissolution and liquidation were to be pursued, the Boundless Bio Board of Directors, in consultation with Boundless Bio’s advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of Boundless Bio Common Stock could lose all or a significant portion of their investment in the event of liquidation, dissolution or winding up of Boundless Bio. A liquidation would be a lengthy and uncertain process with no assurance of any value ever being returned to Boundless Bio stockholders.

Boundless Bio and its stockholders will not have any right to make damage claims against Serapha for the breach of any representation, warranty or covenant made by Serapha in the Merger Agreement.

The Merger Agreement provides that all of the representations, warranties and covenants of the parties contained therein shall not survive the Closing, except for those covenants contained therein that by their terms survive the Closing. Accordingly, there are no remedies available to the parties with respect to any breach of the representations, warranties, covenants or agreements of the parties to the Merger Agreement after the Closing, except for covenants that by their terms survive the Closing. As a result, Boundless Bio and its stockholders will have no remedy available to it if the Merger is completed and it is later revealed that there was a breach of any of the representations, warranties and covenants made by Serapha at the time of the Merger.

Additionally, Boundless Bio cannot assure you that the due diligence conducted in relation to Serapha has identified all material issues or risks associated with Serapha, its business or the industry in which it competes. Furthermore, Boundless Bio cannot assure you that factors outside of its or Serapha’s control will not later arise, or that any previously identified risks will not materialize in a manner inconsistent with the preliminary analysis. As a result of these factors, following the Closing, the Combined Company may be exposed to liabilities and incur additional costs and expenses and it may be forced to later write‑down or write off assets, restructure its operations, or incur impairment or other charges. Boundless Bio and its stockholders have no indemnification rights against Serapha or its stockholders under the Merger Agreement. Accordingly, any stockholders of Boundless Bio that remain stockholders of the Combined Company following the Merger could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by Boundless Bio’s directors or officers of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the registration statement or proxy statement/prospectus relating to the Merger contained an actionable material misstatement or material omission.

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

As of June 30, 2026, we had used approximately $34.2 million of the net proceeds to fund our operations, including clinical development activities for BBI-940 and the KOMODO-1 trial, the wind down of the POTENTIATE and STARMAP trials, and costs associated with the termination of the 2024 Lease. Our actual and planned use of the net proceeds has changed from that described in the IPO prospectus as a result of portfolio prioritization decisions that focused our activity on the BBI-940 program; the early clinical data for BBI-940 did not support continuing to advance the program.

On June 22, 2026, we entered into the Merger Agreement with Serapha, as described in Note 1. Prior to the Closing, we expect to declare and pay a cash dividend to pre-merger stockholders of approximately $44 to $48 million to distribute excess net cash, subject to adjustment based on our net cash at closing as defined in the Merger Agreement, which would represent a significant use of our remaining net proceeds.

The amounts and timing of our actual expenditures may vary significantly depending on numerous factors, including the outcome of the pending merger and the factors described in Item 1A, “Risk Factors,” in our 2025 10-K, as updated by subsequent filings, including in Item 1A above. Our management has broad discretion in the application of the net proceeds.

(c)
Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

From time to time, our officers (as defined in Rule 16a-1(f) of the Exchange Act) and directors may adopt, modify, or terminate Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended June 30, 2026, none of our officers or directors adopted, modified, or terminated such a trading arrangement.

Item 6. Exhibits.

Exhibit		Incorporated by Reference			Filed
Number	Description	Form	Date	Number	Herewith
2.1+	Agreement and Plan of Merger and Reorganization, dated June 22, 2026, by and among Boundless Bio, Inc., Boulder Merger Sub Corp. and Serapha Bio, Inc.	8-K	6/23/2026	2.1
3.1	Amended and Restated Certificate of Incorporation	8-K	4/2/2024	3.1
3.2	Amended and Restated Bylaws	8-K	4/2/2024	3.2
10.1	Form of Boundless Bio Support Agreement	8-K	6/23/2026	10.1
10.2	Form of Serapha Support Agreement	8-K	6/23/2026	10.2
10.3	Form of Securities Purchase Agreement	8-K	6/23/2026	10.3
10.4	Form of Registration Rights Agreement	8-K	6/23/2026	10.4
10.5+#	Severance Agreement and Release of All Claims, dated July 1, 2026, between Boundless Bio, Inc. and Zachary Hornby				X
10.6+#	Severance Agreement and Release of All Claims, dated July 1, 2026, between Boundless Bio, Inc. and Robert Doebele, M.D., Ph.D.				X
10.7+#	Severance Agreement and Release of All Claims, dated July 2, 2026, between Boundless Bio, Inc. and Christian Hassig, Ph.D.				X
10.8#	Amended and Restated Employment Offer Letter Agreement, dated June 23, 2026, between Boundless Bio, Inc. and Jessica Oien				X
10.9#	Amended and Restated Employment Offer Letter Agreement, dated June 23, 2026, between Boundless Bio, Inc. and David Hinkle				X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

+ Registrant has omitted schedules and exhibits pursuant to Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of the omitted schedules and exhibits to the SEC upon request.

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

Boundless Bio, Inc.

Date: August 7, 2026	By:	/s/ Jessica Oien
Jessica Oien
President, Chief Legal Officer, and Corporate Secretary
(Principal Executive Officer)

Date: August 7, 2026	By:	/s/ David Hinkle
David Hinkle
Senior Vice President, Finance, Controller and Treasurer
(Principal Financial and Accounting Officer)