Form 10-Q
period 2026-09-30
Boundless Bio, Inc.
filed 2026-11-10
CIK 1782303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ____________

Commission File Number: 001-41989

BOUNDLESS BIO, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	83-0751369
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
11099 North Torrey Pines Road, Suite 150 La Jolla, California[1]	92037
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 766-9912

Former name, former address and former fiscal year, if changed since last report: N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	BOLD	Nasdaq Global Select Market

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

As of November 6, 2026, the registrant had 23,611,406 shares of common stock, $0.0001 par value per share, outstanding.

1 We are currently a fully remote company and do not maintain physical offices. Stockholder communications required to be sent to our principal executive offices may be directed to the Corporate Secretary at this mailing address.

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

You should carefully read all of the risk factors described in Part II, Item 1A, “Risk Factors,” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 filed with the U.S. Securities and Exchange Commission (SEC) on August 7, 2026 (our Q2 2026 10-Q) and Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 9, 2026 (our 2025 10-K) for a detailed description of material risks and uncertainties we face. The events and circumstances reflected in our forward-looking statements may not be achieved or occur, and our actual results, performance, or achievements could differ materially from those expressed or implied by our forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not place undue reliance on any forward-looking statement. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances, or otherwise. All forward-looking statements are qualified in their entirety by this cautionary statement, which is made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

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

This report may contain estimates and other statistical data made by independent parties and by us relating to potential market opportunity and other data about our industry and competitive position. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. Projections, assumptions and estimates of our future performance and the future performance of the markets in which we operate are necessarily subject to a high degree of uncertainty and risk, and are subject to change based on various factors, including those discussed in Part II, Item 1A, “Risk Factors,” of our Q2 2026 10-Q and Part I, Item 1A, “Risk Factors,” of our 2025 10-K. These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties or by us.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Boundless Bio, Inc.

Condensed Balance Sheets

(in thousands, except par value data)

	September 30,	December 31,
	2026	2025
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$34,909	$17,868
Short-term investments	27,985	89,713
Prepaid expenses and other current assets	700	2,030
Total current assets	63,594	109,611
Property and equipment, net	—	3,216
Right-of-use asset, net	—	43,659
Restricted cash	—	560
Other assets	—	13
Total assets	$63,594	$157,059
Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$1,190	$6,727
Accrued compensation	682	2,643
Lease liabilities, current portion	—	3,167
Total current liabilities	1,872	12,537
Lease liabilities, non-current	—	45,868
Total liabilities	1,872	58,405
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 70,000 shares authorized and no shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 700,000 shares authorized, 23,109 shares issued and outstanding as of September 30, 2026; 700,000 shares authorized, 22,407 shares issued and outstanding as of December 31, 2025	2	2
Additional paid-in-capital	364,020	358,257
Accumulated other comprehensive income (loss)	(19)	64
Accumulated deficit	(302,281)	(259,669)
Total stockholders’ equity	61,722	98,654
Total liabilities and stockholders’ equity	$63,594	$157,059

The accompanying notes are an integral part of these condensed financial statements.

Boundless Bio, Inc.

Condensed Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$1,440	$10,673	$25,147	$35,028
General and administrative	4,761	4,475	19,913	14,522
Total operating expenses	6,201	15,148	45,060	49,550
Loss from operations	(6,201)	(15,148)	(45,060)	(49,550)
Other income (expense), net:
Interest income	572	1,269	2,182	4,240
Other income (expense)	265	—	266	(2)
Total other income (expense), net	837	1,269	2,448	4,238
Net loss	$(5,364)	$(13,879)	$(42,612)	$(45,312)

Comprehensive loss:
Net loss	$(5,364)	$(13,879)	$(42,612)	$(45,312)
Unrealized gain/ (loss) on short-term investments	13	54	(83)	(71)
Comprehensive loss	$(5,351)	$(13,825)	$(42,695)	$(45,383)

Net loss per share, basic and diluted	$(0.23)	$(0.62)	$(1.89)	$(2.03)
Shares used in calculation	22,865	22,386	22,576	22,347

The accompanying notes are an integral part of these condensed financial statements.

Boundless Bio, Inc.

Condensed Statements of Stockholders’ Equity

(unaudited)

(in thousands)

	Common Stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders'
	Shares	Amount	capital	income/ (loss)	deficit	equity

Balance at December 31, 2025	22,407	$2	$358,257	$64	$(259,669)	$98,654
Stock-based compensation	—	—	1,371	—	—	1,371
Unrealized loss on short-term investments	—	—	—	(87)	—	(87)
Net loss	—	—	—	—	(13,555)	(13,555)
Balance at March 31, 2026	22,407	$2	$359,628	$(23)	$(273,224)	$86,383
Stock-based compensation	—	—	3,222	—	—	3,222
Issuance of common stock under the Employee Stock Purchase Plan	35	—	37	—	—	37
Exercise of stock options	33	—	36	—	—	36
Unrealized loss on short-term investments	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	(23,693)	(23,693)
Balance at June 30, 2026	22,475	$2	$362,923	$(32)	$(296,917)	$65,976
Stock-based compensation	—	—	284	—	—	284
Exercise of stock options	634	—	813	—	—	813
Unrealized gain on short-term investments	—	—	—	13	—	13
Net loss	—	—	—	—	(5,364)	(5,364)
Balance at September 30, 2026	23,109	$2	$364,020	$(19)	$(302,281)	$61,722

Balance at December 31, 2024	22,300	$2	$351,991	$121	$(201,472)	$150,642
Stock-based compensation	—	—	1,797	—	—	1,797
Unrealized loss on short-term investments	—	—	—	(89)	—	(89)
Net loss	—	—	—	—	(15,758)	(15,758)
Balance at March 31, 2025	22,300	$2	$353,788	$32	$(217,230)	$136,592
Stock-based compensation	—	—	1,693	—	—	1,693
Issuance of common stock under the Employee Stock Purchase Plan	86	—	117	—	—	117
Unrealized loss on short-term investments	—	—	—	(36)	—	(36)
Net loss	—	—	—	—	(15,675)	(15,675)
Balance at June 30, 2025	22,386	$2	$355,598	$(4)	$(232,905)	$122,691
Stock-based compensation	—	—	1,303	—	—	1,303
Issuance of common stock under the Employee Stock Purchase Plan	—	—	—	—	—	—
Unrealized gain on short-term investments	—	—	—	54	—	54
Net loss	—	—	—	—	(13,879)	(13,879)
Balance at September 30, 2025	22,386	$2	$356,901	$50	$(246,784)	$110,169

The accompanying notes are an integral part of these condensed financial statements.

Boundless Bio, Inc.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(42,612)	$(45,312)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,877	4,793
Impairment of property and equipment	1,625	—
Depreciation and amortization	1,638	944
Gain on disposal of fixed assets	(265)	—
Accretion of investments, net	(559)	(2,085)
Non-cash lease expense	7,062	2,475
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,343	(237)
Accounts payable and accrued liabilities	(7,498)	657
Operating lease liabilities	(12,438)	2,211
Net cash used in operating activities	(46,827)	(36,554)
Cash flows from investing activities
Purchases of investments	(37,800)	(135,792)
Maturities of investments	100,003	160,744
Purchases of property and equipment	(46)	(122)
Proceeds from sale of fixed assets	265	—
Net cash provided by investing activities	62,422	24,830
Cash flows from financing activities
Proceeds from the exercise of stock options	849	—
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	37	117
Net cash provided by financing activities	886	117
Net increase (decrease) in cash, cash equivalents, and restricted cash	16,481	(11,607)
Cash, cash equivalents, and restricted cash at beginning of period	18,428	27,147
Cash, cash equivalents, and restricted cash at end of period	$34,909	$15,540
Components of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$34,909	$14,980
Restricted cash	—	560
Cash, cash equivalents, and restricted cash at end of period	$34,909	$15,540
Non-cash investing and financing activities
Decrease in right-of-use assets due to remeasurement of lease liabilities	$36,597	$(84)

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

The Company was incorporated in the state of Delaware on April 10, 2018. The Company’s employees all currently work remotely.

Merger Agreement with Serapha Bio, Inc.

On June 22, 2026, Boundless Bio entered into an Agreement and Plan of Merger and Reorganization (the Merger Agreement) with Serapha Bio, Inc. (Serapha) and Boulder Merger Sub Corp., a wholly owned subsidiary of Boundless Bio (Merger Sub), as amended on August 28, 2026 to provide, among other things, for the issuance of pre-funded warrants in lieu of shares of common stock otherwise issuable to a holder in excess of a specified beneficial ownership limitation and for the conversion of outstanding Serapha restricted stock units into restricted stock units of Boundless Bio. Upon the terms and subject to the satisfaction of the conditions described in the Merger Agreement, Merger Sub will be merged with and into Serapha, with Serapha surviving as a wholly owned subsidiary of Boundless Bio (the Merger). The transaction is intended to qualify for federal income tax purposes as (1) a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended (the Code), and/or (2) an exchange of shares of Serapha capital stock for Boundless Bio common stock under Section 351(a) of the Code.

Upon closing, Serapha's existing stockholders are expected to own approximately 96.2% of the combined company, and Boundless Bio's existing stockholders are expected to own approximately 3.8%, in each case on a fully diluted basis. Prior to closing, Boundless Bio expects to declare a special cash dividend to its current stockholders to the extent its net cash is estimated, based on a reasonable, good faith approximation, to exceed zero at closing.

The transaction requires approval from stockholders of both companies, as well as continued Nasdaq listing of Boundless Bio’s common stock, effectiveness of a Form S-4 registration statement (which was declared effective on November 3, 2026), and receipt of at least $200 million in gross proceeds from related financings by Serapha, among other closing conditions. In connection with the Merger, Boundless Bio stockholders will also be asked to approve a reverse stock split and an increase in authorized shares. Either party may terminate the agreement under certain circumstances, in which case a termination fee of $1.0 million may be payable by the terminating party.

The Merger is expected to be treated by Boundless Bio as a reverse merger and accounted for as an in-substance reverse recapitalization of Boundless Bio by Serapha in accordance with U.S. GAAP, as the transaction is, in substance, the issuance of equity by Serapha for Boundless Bio's net assets. For accounting purposes, Serapha is considered to be acquiring the assets and liabilities of Boundless Bio.

In connection with the Merger, on June 23, 2026, the Company committed to a reduction in workforce of approximately 75% and communicated the plan to affected employees. The Company recognized charges of approximately $0.9 million and $3.6 million for the three and nine months ended September 30, 2026, respectively, of which, for the nine-month period, approximately $1.8 million was recorded in research and development expense and approximately $1.8 million was recorded in general and administrative expense. The Company had no associated liability as of December 31, 2025. During the nine months ended September 30, 2026, the Company charged $3.6 million to expense and made cash payments of $2.9 million, resulting in a liability of $0.7 million recorded in accrued compensation as of September 30, 2026. The Company expects to recognize approximately $0.4 million of additional one-time termination benefits in the fourth quarter of 2026 as the related services are rendered. In addition, approximately $3.8 million of change-in-control severance and bonuses will become payable only upon consummation of the Merger. As of September 30, 2026, it was not probable that these amounts would be incurred and, accordingly, no related liability has been recorded.

The transaction is expected to close in the fourth quarter of 2026. Following completion of the Merger, the combined company plans to focus on advancing SERP-01, an investigational in vivo base editing therapy for Alpha-1 Antitrypsin Deficiency, and does not intend to continue development of any of Boundless Bio’s legacy product candidates.

Boundless Bio, Inc.

Notes to Condensed Financial Statements (Unaudited)

If the Merger is not completed, Boundless Bio may continue to explore development opportunities for its ecDTx and pursue other strategic alternatives, including collaborations, financing opportunities or a transaction similar to the proposed Merger, or liquidation.

ATM Offering

On April 1, 2025, the Company entered into an Open Market Sale AgreementSM (the Sales Agreement) with Jefferies LLC (the Agent), under which the Company may, from time to time, sell shares of the Company’s common stock in “at the market” (ATM) offerings through or to the Agent, as sales agent or principal. The shares of common stock will be offered and issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-286302), including the Sales Agreement prospectus contained therein, filed with the Securities and Exchange Commission (SEC) on April 1, 2025 and declared effective by the SEC on April 10, 2025. Pursuant to the Sales Agreement prospectus, the Company may sell shares of its common stock having an aggregate offering price of up to $14.5 million. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. The Agent will receive a commission from the Company of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. The Company is not obligated to sell, and the Agent is not obligated to buy or sell, any shares of common stock under the Sales Agreement. No assurance can be given that the Company will sell any shares of common stock under the Sales Agreement, or, if it does, as to the price or amount of shares of common stock that it sells or the dates when such sales will take place. While the Merger is pending, the Merger Agreement prohibits the Company from issuing shares of its capital stock, including under the Sales Agreement, without Serapha’s consent (except for Company shares issued upon valid exercise of outstanding Company options). As of September 30, 2026, no shares had been sold under the Sales Agreement.

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

As of September 30, 2026, the Company had cash, cash equivalents, and short-term investments of $62.9 million. Based on its current operating plan, and without giving effect to the anticipated pre-closing cash dividend or the proposed Merger, the Company believes that its existing cash, cash equivalents, and short-term investments will be sufficient to fund its operations for at least twelve months from the issuance date of these unaudited condensed financial statements.

Since inception, the Company has incurred significant operating losses and negative cash flows from its operations and expects that it will continue to do so into the foreseeable future as it assesses potential development of, seeks regulatory approval for, and potentially commercializes its ecDTx, utilizes third parties to manufacture its ecDTx and related raw materials, potentially identifies additional development opportunities for its ecDTx, seeks to expand its therapeutic pipeline, and expands and protects its intellectual property. If the Company obtains regulatory approval for any of its ecDTx, it expects to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. The Company does not expect to generate any revenue from product sales until it successfully completes development of and obtains regulatory approval for one or more of its ecDTx, which the Company expects will take several years and may never occur. In May 2025, Boundless Bio announced that it discontinued the monotherapy arm and combination arms of BBI-355 with third-party targeted therapies in the POTENTIATE trial based on initial trial data. Boundless Bio had been continuing to investigate BBI-355 in combination with BBI-825; however, in January 2026, following a strategic portfolio review, Boundless Bio elected to cease enrollment of the POTENTIATE trial due to market considerations, clinical data, and prioritization of its BBI-940 program. In June 2026, Boundless Bio announced that based on preliminary exposure data obtained in the early dose escalation cohorts of the KOMODO-1 clinical trial, Boundless Bio believed that the observed pharmacokinetic exposure data did not support continued clinical development of BBI-940. As of September 30, 2026, the Company had an accumulated deficit of $302.3 million, and, during the nine months ended September 30, 2026, the Company incurred a net loss of $42.6 million and had negative cash flows from operations of $46.8 million. If the Merger is not completed and the Company decides to develop any current or future ecDTx, it will need to acquire a substantial amount of additional funding until such time as it is able to generate significant revenues to fund its research and development activities and operations. Accordingly, the Company expects to finance its cash requirements through equity offerings, debt financings, or other capital sources, including potential collaborations, licenses, and other similar arrangements. There can be no assurance that the Company will be successful in acquiring additional funding or that any additional funding would be sufficient to continue operations in future periods.

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

The condensed balance sheet as of September 30, 2026, the condensed statements of operations and comprehensive loss for the three and nine months ended September 30, 2026 and 2025, the condensed statements of stockholders’ equity for the three and nine months ended September 30, 2026 and 2025, and the condensed statements of cash flows for the nine months ended September 30, 2026 and 2025 are unaudited. These unaudited condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments and the effects of the transactions described herein, necessary to present fairly the Company’s financial position, results of operations, and cash flows for the interim period presented. The financial data and the other financial information contained in these notes to the condensed financial statements are also unaudited. The results of operations for the nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other future annual or interim period. The condensed balance sheet as of December 31, 2025 included herein was derived from the audited financial statements as of that date. The unaudited condensed financial statements and these notes thereto should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 9, 2026 (the Company's 2025 10-K).

2.
Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in Note 2 to the audited financial statements included in the Company’s 2025 10-K. There were no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2026.

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

Segment Reporting

Operating segments are identified as components of an enterprise about which discrete financial information is available for evaluation by the chief operating decision-maker (CODM) in making decisions regarding resource allocation and assessing performance. The Company operates and manages its business as one reporting and one operating segment, which is the business of designing and developing ecDTx, for which no revenue has been recorded. All of the Company’s long-lived assets are located in the United States. The Company’s CODM is its President, who is the Company’s principal executive officer. For purposes of assessing the Company’s financial performance and making resource allocation decisions, the CODM reviews total expenses, as well as expenses by nature.

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

Notes to Condensed Financial Statements (Unaudited)

3.
Fair Value Measurements

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis and their respective input levels based on the fair value hierarchy described in Note 2 to the audited financial statements included in the Company’s 2025 10-K (in thousands):

		Fair Value Measurements Using
As of September 30, 2026	Amount	Level 1	Level 2	Level 3
Assets
Money market funds (1)	$31,073	$31,073	$—	$—
U.S. government obligations (2)	27,985	—	27,985	—
Total fair value of assets	$59,058	$31,073	$27,985	$—

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

4.
Investments

The following tables summarize investments accounted for as available-for-sale securities (in thousands):

	As of September 30, 2026
	Acquisition Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$31,073	$—	$—	$31,073
U.S. government obligations	28,004	—	(19)	27,985
Total cash equivalents and investments	$59,077	$—	$(19)	$59,058
Classified as:
Cash equivalents				$31,073
Short-term investments				27,985
Total cash equivalents and investments				$59,058

	As of December 31, 2025
	Acquisition Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$16,100	$—	$—	$16,100
U.S. government obligations	89,649	64	—	89,713
Total cash equivalents and investments	$105,749	$64	$—	$105,813
Classified as:
Cash equivalents				$16,100
Short-term investments				89,713
Total cash equivalents and investments				$105,813

Boundless Bio, Inc.

Notes to Condensed Financial Statements (Unaudited)

On September 30, 2026 and December 31, 2025, the remaining contractual maturities of all the Company’s available-for-sale investments were less than 12 months. As of September 30, 2026 and December 31, 2025, the Company has not established an allowance for credit losses for any of its available-for-sale securities.

As of September 30, 2026, there were eight available-for-sale securities with an estimated fair value of $28.0 million in gross unrealized loss positions. As of December 31, 2025, there were no available-for-sale securities in a gross unrealized loss position. Based on its review of these investments, the Company believes that the unrealized losses are attributable to changes in market interest rates and not to credit-related factors and therefore were not other-than-temporary in nature. The Company does not intend to sell these securities and, other than with respect to securities that may be sold prior to maturity to fund the pre-closing dividend if the Merger is completed, it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis. The unrealized losses on such securities were not material.

5.
Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2026	2025
Lab equipment	$—	$4,373
Computers and software	—	896
Leasehold improvements	—	1,054
Furniture and fixtures	—	1,853
Total property and equipment	—	8,176
Less accumulated depreciation and amortization	—	4,960
Property and equipment, net	$—	$3,216

Depreciation and amortization expense related to property and equipment was $0.1 million and $1.6 million for the three and nine months ended September 30, 2026, respectively, and $0.3 million and $0.9 million for the three and nine months ended September 30, 2025, respectively.

In connection with the termination of the Company's headquarters lease effective May 31, 2026 (see Note 7 — Lease Agreements), the Company shortened the estimated useful lives of the leasehold improvements at that facility to coincide with the termination date. This change in estimate resulted in additional depreciation expense of approximately $0.8 million during the nine months ended September 30, 2026. No such expense was recognized during the three months ended September 30, 2026.

In connection with the same facility exit, the Company determined that certain furniture and fixtures and laboratory equipment located at the facility would not be relocated and would be disposed of. The Company concluded these circumstances indicated that the carrying amounts of the affected assets may not be recoverable and, as the assets were not expected to generate future cash flows, wrote them down to their estimated fair value. The Company recognized impairment losses of $1.4 million on furniture and fixtures and $0.2 million on laboratory equipment, totaling $1.6 million, for the nine months ended September 30, 2026, of which approximately $1.1 million was recorded in research and development expense and approximately $0.5 million was recorded in general and administrative expense in the condensed statements of operations and comprehensive loss. No impairment losses were recognized for the three and nine months ended September 30, 2025.

Separately, in connection with the Merger and the Company's decision to wind down its research and development activities, the Company reassessed the estimated useful lives of certain property and equipment that are no longer expected to be used over their previously estimated service periods. As a result of shortening these useful lives, the Company recognized additional accelerated depreciation of approximately $0.1 million during the three months ended September 30, 2026 and approximately $0.4 million during the nine months ended September 30, 2026, which is included in operating expenses in the condensed statements of operations and

Boundless Bio, Inc.

Notes to Condensed Financial Statements (Unaudited)

comprehensive loss.

6.
Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2026	2025
Accounts payable	$814	$1,491
Accrued research and development costs	4	4,719
Other accrued liabilities	372	517
Total accounts payable and accrued liabilities	$1,190	$6,727

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

The Company was required to maintain a security deposit under the 2024 Lease in the form of a standby letter of credit, which was collateralized by a restricted cash deposit of approximately $0.5 million. In April 2026, in connection with the termination described below, the Landlord drew on the letter of credit, and the related restricted cash was released. As of September 30, 2026, the Company had no restricted cash associated with the 2024 Lease.

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

The early termination was accounted for as a lease modification that shortened the lease term under ASC 842. As of the modification date, the Company remeasured the lease liability to $11.7 million, representing the present value of the remaining lease payments, including the $10.5 million termination consideration, and reduced the ROU asset by an amount equal to the change in the lease liability. Because the ROU asset remained positive after the adjustment, no gain or loss was recognized at the modification date. The termination consideration is recognized as operating lease cost over the two-month wind-down period ended May 31, 2026 through amortization of the modified ROU asset, resulting in wind-down operating lease cost of $6.2 million included in operating expenses in the condensed statements of operations for the nine months ended September 30, 2026.

Boundless Bio, Inc.

Notes to Condensed Financial Statements (Unaudited)

In connection with the early termination, the Company shortened the estimated useful lives of leasehold improvements at the facility to coincide with the May 31, 2026 termination date, resulting in accelerated depreciation of approximately $0.8 million included in operating expenses in the condensed statements of operations. The Company also recognized impairment losses on furniture and fixtures of $1.4 million and laboratory equipment of $0.2 million, as those assets were not relocated from the facility. These impairment losses, totaling $1.6 million, are included in operating expenses in the condensed statements of operations for the nine months ended September 30, 2026.

Cash outflows related to the early termination and wind-down totaled approximately $11.2 million during the nine months ended September 30, 2026, consisting of the $10.0 million termination payment and $1.2 million of monthly rent for the April–May wind-down period, and are classified within operating activities in the condensed statements of cash flows. The Landlord's $0.5 million draw on the letter of credit collateralizing the Company's security deposit is reflected as a reduction in restricted cash within the reconciliation of cash, cash equivalents, and restricted cash.

By the May 31, 2026 termination date, the modified ROU asset had been fully amortized and the modified operating lease liability had been fully settled. Accordingly, the Company had no ROU asset or operating lease liability related to the 2024 Lease as of September 30, 2026.

2026 Lease

In April 2026, the Company entered into a lease for approximately 10,822 square feet of office and laboratory space in La Jolla, California (the 2026 Lease), which served as its successor headquarters facility. The 2026 Lease had a term of 12 months and provided for fixed rent of approximately $56,000 per month, with the Company's allocated share of operating costs (including utilities, property taxes, common area maintenance, and similar charges) treated as variable lease payments. The Company paid a security deposit of approximately $77,000 in connection with the 2026 Lease.

Because the 2026 Lease had a term of 12 months or less and did not include an option to purchase the underlying asset that the Company was reasonably certain to exercise, the Company elected the short-term lease exception under ASC 842-20-25-2. Accordingly, the Company did not record a ROU asset or lease liability for the 2026 Lease and recognized lease payments as short-term lease cost on a straight-line basis over the lease term.

On August 26, 2026, the Company amended the 2026 Lease. Under the amendment, the Company paid the landlord total consideration of approximately $0.8 million, an amount that includes the Company’s security deposit of approximately $77,000, which the landlord retained, in full satisfaction of all remaining base rent, the Company's share of direct expenses, restoration costs, and all other amounts payable through the end of the lease term. Effective September 15, 2026, the Company has no further liability or obligation with respect to the 2026 Lease, other than obligations that accrued prior to the amendment and that are intended to survive the lease term. On September 18, 2026, the landlord exercised its right under the amendment to accelerate the expiration of the lease term and specified an accelerated expiration date of October 4, 2026. Because the Company no longer had the right to use the premises, the total consideration was recognized as lease cost during the three months ended September 30, 2026. As of September 30, 2026, the Company had no remaining payment obligations under the 2026 Lease. The 2026 Lease expired, and the Company surrendered the premises to the landlord, on October 4, 2026.

Lease Cost

Lease expense for the three months ended September 30, 2026 and 2025 totaled approximately $0.8 million and $2.7 million, respectively, consisting of operating lease cost of $0 and approximately $1.8 million, short-term lease cost of approximately $0.5 million and $0, and variable lease cost of approximately $0.3 million and $0.9 million, respectively. Lease expense for the nine months ended September 30, 2026 and 2025 totaled approximately $10.1 million and $7.4 million, respectively, consisting of operating lease cost of approximately $8.1 million and $5.5 million, short-term lease cost of approximately $0.6 million and $0, and variable lease cost of approximately $1.5 million and $1.9 million, respectively.

The Company paid approximately $13.4 million and $0.8 million for amounts included in the measurement of its operating lease liabilities for the nine months ended September 30, 2026 and 2025, respectively (2026 consisting of the $10.5 million termination consideration and $2.9 million of monthly rent); all such amounts were included within operating activities in the condensed statements of cash flows.

Boundless Bio, Inc.

Notes to Condensed Financial Statements (Unaudited)

Lease Commitments

As of September 30, 2026, the Company had no operating lease ROU assets or operating lease liabilities recorded in its condensed balance sheet, as the 2024 Lease was terminated effective May 31, 2026 and the 2026 Lease qualifies for the short-term lease exception. Accordingly, the Company had no future undiscounted operating lease payment obligations, weighted-average remaining lease term, or weighted-average discount rate to disclose as of September 30, 2026.

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

Merger Transaction Costs

The Company incurred transaction costs in connection with the Merger of approximately $1.3 million and $3.3 million during the three and nine months ended September 30, 2026, respectively, consisting of legal, financial advisory, accounting, printing, and other fees, which are included in general and administrative expense. The Company expects to incur additional transaction costs in connection with the Merger in future periods, of which approximately $2.1 million will be payable only if the Merger is consummated. These contingent amounts were not probable of being incurred as of September 30, 2026 and, accordingly, no related liability has been recorded. Change-in-control severance and bonuses that become payable upon consummation of the Merger are discussed in Note 1 — Organization and Basis of Presentation.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with its officers and members of its board of directors that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as officers or directors. The maximum potential future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs because of these indemnification agreements. The Company has not accrued any liabilities related to such indemnification agreements in its financial statements as of September 30, 2026 or December 31, 2025 because it determined the likelihood of incurring a payment obligation pursuant to such agreements was not probable.

Litigation

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. There are no matters currently outstanding

Boundless Bio, Inc.

Notes to Condensed Financial Statements (Unaudited)

for which any liabilities have been accrued. The Company was not a defendant in any lawsuit for the nine months ended September 30, 2026 or the year ended December 31, 2025.

9.
Common Stock

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2026	2025
Shares reserved for exercise of stock options issued and outstanding	5,311	4,234
Shares reserved for future issuance under the equity incentive plan	2,724	3,348
Shares reserved for future issuance under the employee stock purchase plan	493	303
Total	8,528	7,885

10.
Stock-Based Compensation

Equity Incentive Plan

In March 2024, the Company’s board of directors adopted, and the Company’s stockholders approved, the 2024 Incentive Award Plan (the Plan), which became effective in connection with the IPO and has a term of ten years. As of September 30, 2026, a total of 5,068,078 shares of common stock were authorized for issuance under the Plan, which includes a January 1, 2026 increase of 1,120,362 shares, pursuant to the evergreen provision of the Plan. See Note 10 to the audited financial statements included in the Company’s 2025 10-K for a description of the evergreen provision of the Plan. On September 30, 2026, 2,724,148 of these shares were available for grant under the Plan.

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

Repricing of Outstanding Options

In August 2024, the compensation committee of the Company’s board of directors, as administrator of the Plan and the Predecessor Plan, approved an option repricing (2024 Repricing), which was effective on August 19, 2024 (the Repricing Effective Date). The repricing applied to options to purchase up to an aggregate of 3,484,346 shares of the Company’s common stock with an exercise price per share in excess of the closing price per share of the Company’s common stock on the Repricing Effective Date, held by eligible employees of the Company that were granted under the Plan or the Predecessor Plan and were outstanding as of the Repricing Effective Date (the Repriced Options). As of September 30, 2026, Repriced Options to purchase up to an aggregate of 2,208,476 shares of the Company’s common stock remained outstanding. See Note 10 to the audited financial statements included in the Company’s 2025 10-K for a description of the 2024 Repricing.

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

The Company accounted for the amendment as a modification under ASC 718 and recognized $2.0 million of stock-based compensation expense in connection with the amendment during the nine months ended September 30, 2026, of which $1.5 million was recorded in general and administrative expense and $0.5 million was recorded in research and development expense. Total incremental

Boundless Bio, Inc.

Notes to Condensed Financial Statements (Unaudited)

compensation cost resulting from the modification was $0.4 million. The remainder consists of previously unrecognized compensation cost accelerated by the amendment, net of compensation cost previously recognized for options that were not expected to vest under their original terms, and of compensation cost measured at the modification-date fair value of those options. Fair values were estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions as of the modification date: expected term of 0.8 years, expected volatility of 98.8%, risk-free interest rate of 4.0%, and expected dividend yield of 0%.

Stock Options

Stock option activity under the Plan and the Predecessor Plan and certain other related information is as follows (in thousands except weighted-average exercise price and remaining term):

	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Term (years)	Aggregate- Intrinsic Value
Balance as of December 31, 2025	4,234	$5.22	7.4	$28
Granted	1,980	$1.27
Exercised	(667)	$1.27
Forfeited and expired	(236)	$5.04
Balance as of September 30, 2026	5,311	$2.99	3.5	$1,983
Vested and expected to vest at September 30, 2026	5,311	$2.99	3.5	$1,983
Exercisable as of September 30, 2026	5,311	$2.99	3.5	$1,983

Aggregate intrinsic value in the above table is the difference between the estimated fair value of the Company’s common stock as of either September 30, 2026 or December 31, 2025, and the exercise price of stock options that had exercise prices below that value.

For the Repriced Options, the weighted-average exercise price and intrinsic value information as of December 31, 2025 in the table above is calculated based on the exercise price per share that applied immediately prior to the Repricing Effective Date. All other amounts in the table reflect the exercise price per share applicable as of the Repricing Effective Date.

During the nine months ended September 30, 2026, the total intrinsic value of stock options exercised was approximately $0.9 million. No options were exercised during the nine months ended September 30, 2025.

Employee Stock Purchase Plan

The Company maintains the 2024 Employee Stock Purchase Plan (the ESPP). As of September 30, 2026, 492,641 shares of common stock were available for issuance under the ESPP. The Company issued and sold 34,610 and 85,568 shares under the ESPP during the nine months ended September 30, 2026 and 2025, respectively.

In connection with the Merger, on June 22, 2026, the Company suspended the ESPP and terminated the offering periods then in progress, and all accumulated participant payroll deductions were returned to participants. No shares have been purchased under the ESPP following the May 2026 purchase date. The Company accounted for the termination of the outstanding purchase rights as a cancellation and recognized the related previously unrecognized compensation cost of approximately $0.3 million, of which approximately $0.2 million was recorded in research and development expense and approximately $0.1 million was recorded in general

Boundless Bio, Inc.

Notes to Condensed Financial Statements (Unaudited)

and administrative expense in the three months ended September 30, 2026. As of September 30, 2026, there was no unrecognized compensation cost related to the ESPP.

Stock-Based Compensation Expense

Stock-based compensation expense, including the expense related to the ESPP, as recorded in the accompanying condensed statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$171	$377	$1,488	$1,733
General and administrative	113	926	3,389	3,060
Total stock-based compensation	$284	$1,303	$4,877	$4,793

As of September 30, 2026, there was no unrecognized compensation cost related to outstanding stock options, as the vesting of all outstanding options was accelerated in full on June 22, 2026 in connection with the Merger.

The weighted-average assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted during the periods indicated were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Expected option life (in years)	—	6.1	5.9	5.9
Assumed volatility	—	107.0%	107.0%	105.0%
Assumed risk-free interest rate	—	4.2%	4.0%	4.4%
Expected dividend yield	—	—	—	—

There were no options granted during the three months ended September 30, 2026. The weighted-average grant date per share fair value of options granted during the three months ended September 30, 2025 was $0.93, and the weighted-average grant date per share fair value of options granted during the nine months ended September 30, 2026 and 2025 were $1.05 and $1.88, respectively.

11.
Net Loss Per Common Share

The following table summarizes the calculation of basic and diluted net loss per common share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(5,364)	$(13,879)	$(42,612)	$(45,312)
Weighted-average shares of common stock used in computing net loss per share, basic and diluted	22,865	22,386	22,576	22,347
Net loss per share, basic and diluted	$(0.23)	$(0.62)	$(1.89)	$(2.03)

The Company excluded the following potential shares of its common stock, presented based on amounts outstanding at each period end, from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect (in thousands):

	As of September 30,
	2026	2025
Options to purchase common stock	5,311	4,369
Total	5,311	4,369

Boundless Bio, Inc.

Notes to Condensed Financial Statements (Unaudited)

12.
Segment Information

The CODM reviews the budget versus actual expense by nature of expense. The following table sets forth the Company’s segment loss disclosure for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
R&D – Compensation and benefits (excludes stock-based compensation)	$478	$2,086	$5,103	$8,598
R&D – Clinical trial costs	902	2,855	4,845	8,153
R&D – Outsourced services & Consulting	(132)	2,780	4,277	8,294
R&D – Lab and pharmacology supplies	(3)	129	207	675
R&D – Other costs (1)	26	412	1,035	1,448
G&A – Compensation and benefits (excludes stock-based compensation)	1,192	1,370	4,468	4,472
G&A – Professional service fees	1,859	422	4,906	2,229
G&A – Insurance	162	202	497	622
G&A – Other costs (2)	494	542	1,497	1,886
Facilities related	842	2,738	10,085	7,437
Stock-based compensation and depreciation	381	1,612	6,515	5,736
Impairment of property and equipment	—	—	1,625	—
Total operating expense	6,201	15,148	45,060	49,550
Loss from operations	(6,201)	(15,148)	(45,060)	(49,550)
Interest and other income, net	837	1,269	2,448	4,238
Segment net loss	$(5,364)	$(13,879)	$(42,612)	$(45,312)

(1)
Includes expenses such as software licenses, database subscriptions, lab service contracts, travel, and other costs.
(2)
Includes expenses such as travel, investor relations services, software licenses, employee training and development, and other costs.
13.
Subsequent Events

The Company has evaluated subsequent events through November 10, 2026, the date on which these unaudited condensed financial statements were issued.

On October 4, 2026, the 2026 Lease expired and the Company surrendered the premises to the landlord. See Note 7 — Lease Agreements for further information.

Other than the events described above and elsewhere in these condensed financial statements, the Company is not aware of any subsequent events requiring recognition or disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2025, included in our 2025 10-K. This discussion and analysis contains forward-looking statements that involve risks and uncertainties, including those described in the section titled “Special Note Regarding Forward Looking Statements and Market and Industry Data.” As a result of many factors, including those factors set forth in the “Risk Factors” section of our Q2 2026 10-Q and our 2025 10-K, our actual results and the timing of events could differ materially from the results and timing described in or implied by the forward-looking statements contained in the following discussion and analysis. Unless the context requires otherwise, references in this report to “Boundless Bio,” the “Company,” “we,” “us,” and “our” refer to Boundless Bio, Inc. prior to consummation of the Merger. In addition, in this report we refer to our extrachromosomal DNA directed therapeutic candidates as “ecDTx,” which until recently were under clinical or preclinical investigation and which have not yet been approved for marketing by the FDA or any other regulatory authority.

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

We had been investigating BBI-355, a novel, oral, selective inhibitor of checkpoint kinase 1 designed to target replication stress in oncogene amplified cancers, and BBI-825, a novel, oral, selective inhibitor of ribonucleotide reductase, in the clinic in the POTENTIATE trial and the STARMAP trial. As previously reported, we made decisions to cease enrollment in each of these trials, and, accordingly, we also do not plan to invest further in the development of ECHO, which is an ecDNA diagnostic clinical trial assay used in the POTENTIATE trial. We have completed winding down both the STARMAP trial and the POTENTIATE trial. In January 2026, we focused our research and development activities on BBI-940, a novel, oral, selective degrader that targets a previously undrugged kinesin involved in DNA segregation, including ecDNA segregation during mitosis. In February 2026, we initiated the KOMODO-1 trial, a Phase 1, open-label, multicenter, first-in-human clinical trial of BBI-940 in patients with estrogen receptor positive and human epidermal growth factor receptor 2 negative, or ER+/HER2-, breast cancer who had progressed following treatment with a cyclin-dependent kinase 4/6 inhibitor (CDK4/6 inhibitor) plus endocrine therapy, as well as patients with triple-negative breast cancer luminal androgen receptor subtype (TNBC-LAR). In June 2026, we announced that based on preliminary exposure data obtained in the early dose escalation cohorts of the KOMODO-1 clinical trial, we believed that the observed pharmacokinetic exposure data, indicating that human oral bioavailability of BBI-940 was significantly lower than what had been predicted based on preclinical studies, did not support continued clinical development of BBI-940. For additional information, see “Other Programs” in Part I, Item 1., “Business,” of our 2025 10-K.

Spyglass is our internal proprietary platform that we used to identify new targets. We utilized Spyglass to identify targets that exploit cellular vulnerabilities of oncogene amplified cancers. Our target identification efforts revealed multiple distinct nodes of vulnerability within the lifecycle of ecDNA. In addition to the programs described above, we preclinically validated multiple additional targets and have historically initiated ecDTx drug discovery efforts to identify potential candidates against such targets.

Business Overview

Since we commenced operations in 2018, we have devoted substantially all of our efforts and resources to organizing and staffing our company, business planning, raising capital, building our proprietary Spyglass platform, discovering our ecDTx, developing our diagnostic, establishing our intellectual property portfolio, conducting research, preclinical studies, and clinical trials, establishing arrangements with third parties for the manufacture of our ecDTx and related raw materials, and providing general and administrative support for these operations. During this time, we have incurred significant operating losses and, as of September 30, 2026, we had an accumulated deficit of $302.3 million. We expect to continue to incur losses for the foreseeable future, and, in general, we anticipate these losses will increase substantially in the future if we continue our development of, seek regulatory approval for, and potentially commercialize our current or any future ecDTx, conduct any clinical trials and preclinical studies, utilize third parties to manufacture our ecDTx and related raw materials, leverage Spyglass to potentially identify additional development opportunities for our ecDTx and expand our therapeutic pipeline, seek to expand and protect our intellectual property, as well as incur additional costs associated with being a public company. If we obtain regulatory approval for our ecDTx, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials, preclinical studies, and our other research and development activities and capital expenditures.

Through September 30, 2026, we have raised a total of $354.7 million to fund our operations primarily from the gross proceeds from the sale and issuance of our convertible preferred and common stock. In April 2024, we completed our IPO, in which we sold and issued 6,250,000 shares of our common stock for gross proceeds of $100.0 million. In April 2025, we commenced an “at the market” (ATM) offering as defined in Rule 415(a)(4) under the Securities Act, under which we may offer and sell shares of our common stock having an aggregate offering price of up to $14.5 million from time to time through or to our sales agent, as described further under “Liquidity and Capital Resources” below. While the Merger is pending, the Merger Agreement prohibits us from issuing shares of our capital stock, including under the Sales Agreement, without Serapha’s consent (except for Company shares issued upon valid exercise of outstanding Company options). As of September 30, 2026, we had cash, cash equivalents, and short-term investments of $62.9 million.

In response to clinical data and other market considerations, we have made a series of portfolio prioritization decisions and taken steps to streamline operations in connection with those decisions. In January 2026, we focused our research and development activities on BBI-940. In April 2026, we further streamlined our operations by restructuring our facilities footprint, terminating our long-term lease (the 2024 Lease) for approximately 80,168 rentable square feet of laboratory and office space in San Diego effective May 31, 2026, and entering into a new, shorter-term lease (the 2026 Lease) for approximately 10,822 rentable square feet at a nearby location commencing June 1, 2026. The 2024 Lease termination involved a cash payment of $10.0 million by us to the landlord, and the landlord’s retention of our security deposit of approximately $0.5 million. In June 2026, we announced that based on preliminary exposure data from the KOMODO-1 trial, we believed that the observed pharmacokinetic exposure data, indicating that human oral bioavailability of BBI-940 was significantly lower than what had been predicted based on preclinical studies, did not support continued development of BBI-940. We also entered into the Merger Agreement and announced a reduction in workforce of approximately 75%. In August 2026, we amended the 2026 Lease to pay all remaining amounts due. On September 18, 2026, the landlord exercised its right under the amendment to accelerate the expiration of the lease term and specified an accelerated expiration date of October 4, 2026.

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

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. If the Merger is not completed, we expect to continue to rely on third parties for the manufacture of our ecDTx, for preclinical and clinical testing, as well as for commercial manufacture if we develop any ecDTx and any such ecDTx were to obtain marketing approval.

The Proposed Merger

On June 22, 2026, Boundless Bio entered into an Agreement and Plan of Merger and Reorganization (as amended, the Merger Agreement) with Serapha Bio, Inc. (Serapha), a privately held biotechnology company advancing SERP-01, an investigational in vivo base editing therapy for Alpha-1 Antitrypsin Deficiency (AATD), and Boulder Merger Sub Corp., a wholly owned subsidiary of Boundless Bio (Merger Sub). The Merger Agreement was amended on August 28, 2026. Pursuant to the Merger Agreement, among other matters and subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will merge with and into Serapha, with Serapha continuing as a wholly owned subsidiary of Boundless Bio and the surviving corporation of the merger (the Merger). The Merger is intended to qualify for federal income tax purposes as (1) a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended (the Code), and/or (2) an exchange of shares of Serapha capital stock for Boundless Bio common stock under Section 351(a) of the Code.

Upon closing, Serapha's existing stockholders are expected to own approximately 96.2% of the combined company, and Boundless Bio's existing stockholders are expected to own approximately 3.8%, in each case on a fully diluted basis. Prior to closing, Boundless Bio expects to declare a special cash dividend to its current stockholders to the extent its net cash is estimated, based on a reasonable, good faith approximation, to exceed zero at closing (as further discussed below).

The transaction requires approval from stockholders of both companies, as well as continued Nasdaq listing of Boundless Bio’s common stock, effectiveness of a Form S-4 registration statement (which was declared effective on November 3, 2026), and the receipt of at least $200 million in gross proceeds from related financings by Serapha (as described below), among other closing conditions. In connection with the Merger, Boundless Bio stockholders will also be asked to approve a reverse stock split and an increase in authorized shares. Either party may terminate the agreement under certain circumstances, in which case a termination fee of $1.0 million may be payable by the terminating party.

In connection with the signing of the Merger Agreement, on June 23, 2026, we announced a reduction in workforce of approximately 75%. We recognized charges of approximately $0.9 million and $3.6 million during the three and nine months ended September 30, 2026, respectively, and expect to recognize approximately $0.4 million of additional one-time termination benefits in the fourth quarter of 2026 as the related services are rendered. In addition, approximately $3.8 million of change-in-control severance and bonuses will become payable only upon consummation of the Merger. See Note 1 to our unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information.

The Merger is expected to close in the fourth quarter of 2026, subject to the satisfaction of certain closing conditions, along with the concurrent Serapha Pre-Closing Financing (as defined below). Following completion of the Merger, the combined company is expected to be renamed Serapha Bio, Inc., and its common stock is expected to trade on Nasdaq under the symbol “AATD.” The combined company plans to focus on advancing SERP-01 and does not intend to continue development of any of Boundless Bio’s legacy ecDTx. Prior to the closing, Boundless Bio may continue to evaluate opportunities for its ecDTx, which may include a sale, license, transfer, disposition, divestiture or other monetization transaction to a third party or to a related party, so long as the transaction would not result in material post-closing obligations to the combined company without Serapha’s consent. If the Merger is not completed, Boundless Bio may continue to explore development opportunities for its ecDTx and pursue other strategic alternatives, including collaborations, financing opportunities or a transaction similar to the proposed Merger, or liquidation.

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

Pre‑Closing Dividend

Further, prior to the closing of the Merger (the Closing), Boundless Bio expects to declare and set aside the aggregate cash amount to be paid in accordance with a special cash dividend (the Pre-Closing Dividend) to holders of record of outstanding shares of its common stock as of a record date to be set by its board of directors as close as reasonably practicable to, but not later than, the anticipated Closing. The ex‑dividend date in respect of the Pre-Closing Dividend will be determined by Nasdaq. Boundless Bio stockholders of record who continue to hold their eligible shares until market open on the ex‑dividend date will be entitled to payment of the Pre-Closing Dividend. The Pre-Closing Dividend will be equal in the aggregate to Boundless Bio’s reasonable, good faith approximation of the amount by which its net cash, as determined under the Merger Agreement, is expected to exceed $0 as of the Closing, and is currently expected to be approximately $44 to $48 million, subject to adjustment based on Boundless Bio’s net cash at closing and the terms of the Merger Agreement.

Under Boundless Bio’s equity incentive plans, it is required to make equitable adjustments to outstanding option awards to account for the fact that option holders will not receive the Pre-Closing Dividend that will be distributed to stockholders. Boundless Bio generally expects that the adjustments could take the following form: (i) for options that are not in-the-money, the exercise price would be reduced; and (ii) for options that are in-the-money, the exercise price could be reduced, a cash payment could be made, or some combination of both.

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

Although, to date, our business has not been materially impacted, the ultimate impact of global economic and market conditions and changes in government agencies, regulations, and policies remains highly uncertain and will depend on future developments and factors that continue to evolve. We closely monitor these ongoing developments and the potential impact of these factors on our business, operating expenses, and cash position and, if circumstances warrant, we may make adjustments to our operating plan. For more information regarding these risks and uncertainties, see Item 1A, “Risk Factors,” in Part II of our Q2 2026 10-Q and Item 1A, “Risk Factors,” in Part I of our 2025 10-K.

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

Research and Development

Our research and development (R&D) expenses have related primarily to building our Spyglass platform, our ecDTx discovery efforts, our preclinical and clinical development activities, and the development of a diagnostic test. R&D expenses are recognized as incurred, and payments made prior to the receipt of goods or services to be used in R&D are capitalized until the goods or services are received. We have used internal resources primarily to conduct our research and discovery activities, as well as for managing our preclinical development, process development, manufacturing, and clinical development activities. We tracked direct costs on a development program specific basis. Indirect costs are not included in program costs, as these costs are general in nature and benefit all our discovery efforts and development programs.

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

The successful development of our ecDTx is highly uncertain. There are numerous factors associated with the successful development of our ecDTx, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy. In addition, future regulatory factors beyond our control may impact our clinical development programs. Product candidates in later stages of development generally have higher development costs than those in earlier stages of development.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations for each of the periods indicated (in thousands):

	Three Months Ended September 30,
	2026	2025	Change
Operating expenses:
Research and development	$1,440	$10,673	$(9,233)
General and administrative	4,761	4,475	286
Total operating expenses	6,201	15,148	(8,947)
Loss from operations	(6,201)	(15,148)	8,947
Other income, net:
Interest income	572	1,269	(697)
Other income	265	—	265
Total other income, net	837	1,269	(432)
Net loss	$(5,364)	$(13,879)	$8,515

Research and Development Expenses

The following table summarizes our R&D expenses for each of the periods indicated (in thousands):

	Three Months Ended September 30,
	2026	2025	Change
Direct program costs:
BBI-940	$513	$2,045	$(1,532)
BBI-355	155	2,427	(2,272)
BBI-825	—	717	(717)
Other development programs	—	89	(89)
Total direct program costs	668	5,278	(4,610)
Indirect program costs:
Personnel-related (including stock compensation)	649	2,462	(1,813)
Outside services and consulting	102	393	(291)
Lab and pharmacology supplies	(3)	97	(100)
Facilities-related (including depreciation)	—	2,034	(2,034)
Other indirect program costs	24	409	(385)
Total indirect program costs	772	5,395	(4,623)
Total R&D expenses	$1,440	$10,673	$(9,233)

R&D expenses were $1.4 million and $10.7 million for the three months ended September 30, 2026 and 2025, respectively. The $9.2 million decrease was primarily attributable to (i) a $4.6 million decrease to our direct program costs due to our decision to wind down the KOMODO-1, POTENTIATE, and STARMAP clinical trials, (ii) a $2.0 million decrease in facilities-related costs, primarily due to the termination of the 2024 Lease and the allocation of all remaining rent expense to general and administrative expense following our reduction in workforce, (iii) a $1.8 million decrease in personnel-related costs, reflecting a decline in ongoing compensation costs resulting from the reduction in workforce, (iv) a $0.4 million decrease in other indirect program costs, (v) a $0.3 million decrease in outside services and consulting costs, and (vi) a $0.1 million decrease in lab and pharmacology supplies.

BBI-940 direct program costs are shown as a separate component of R&D expenses in the table above for all periods presented. Such costs were included in “other development programs” in our annual financial statements for the year ended December 31, 2025.

General and Administrative Expenses

G&A expenses were $4.8 million and $4.5 million for the three months ended September 30, 2026 and 2025, respectively. The $0.3 million increase in G&A expenses was primarily attributable to a $1.4 million increase in professional fees, primarily transaction costs incurred in connection with the Merger, partially offset by a $1.0 million decrease in personnel-related costs, reflecting a decline in ongoing compensation costs and stock-based compensation resulting from the reduction in workforce, and a $0.1 million decrease in other G&A costs.

Other Income, Net

Other income, net was $0.8 million and $1.3 million for the three months ended September 30, 2026 and 2025, respectively. The $0.4 million decrease primarily resulted from a $0.7 million reduction in interest income generated by our available-for-sale investment securities portfolio due to a decrease in the amount of cash and cash equivalents available for investing purposes as well as a decline in the market yields available for such investment securities compared to the prior year period, partially offset by a $0.3 million gain on the disposal of property and equipment.

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

Comparison of the Nine Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations for each of the periods indicated (in thousands):

	Nine Months Ended September 30,
	2026	2025	Change
Operating expenses:
Research and development	$25,147	$35,028	$(9,881)
General and administrative	19,913	14,522	5,391
Total operating expenses	45,060	49,550	(4,490)
Loss from operations	(45,060)	(49,550)	4,490
Other income (expense), net:
Interest income	2,182	4,240	(2,058)
Other income (expense)	266	(2)	268
Total other income (expense), net	2,448	4,238	(1,790)
Net loss	$(42,612)	$(45,312)	$2,700

Research and Development Expenses

The following table summarizes our R&D expenses for each of the periods indicated (in thousands):

	Nine Months Ended September 30,
	2026	2025	Change
Direct program costs:
BBI-940	$8,143	$4,386	$3,757
BBI-355	658	8,202	(7,544)
BBI-825	—	2,706	(2,706)
Other development programs	3	144	(141)
Total direct program costs	8,804	15,438	(6,634)
Indirect program costs
Personnel-related (including stock compensation)	6,592	10,333	(3,741)
Outside services and consulting	379	1,189	(810)
Lab and pharmacology supplies	196	522	(326)
Facilities-related (including depreciation)	7,139	6,127	1,012
Impairment of property and equipment	1,056	—	1,056
Other indirect program costs	981	1,419	(438)
Total indirect program costs	16,343	19,590	(3,247)
Total R&D expenses	$25,147	$35,028	$(9,881)

R&D expenses were $25.1 million and $35.0 million for the nine months ended September 30, 2026 and 2025, respectively. The $9.9 million decrease was primarily attributable to (i) a $6.6 million decrease in direct program costs, (ii) a $3.7 million decrease in personnel-related costs, reflecting a decline in ongoing compensation costs resulting from the reduction in workforce, partially offset by severance costs recognized during the second quarter of 2026, and (iii) a $1.7 million decrease in other R&D costs, partially offset by (iv) a $1.0 million increase in facilities-related costs due to the early termination of the 2024 Lease, and (v) a $1.1 million increase related to the impairment of property and equipment as a result of our early termination of the 2024 Lease. The increase in BBI-940 direct program costs for the nine months ended September 30, 2026 compared with the same period in 2025 was primarily due to costs relating to the KOMODO-1 clinical trial initiated in early 2026, and the decreases in BBI-355 and BBI-825 direct program costs for the nine months ended September 30, 2026 compared with the same period in 2025 were primarily due to our decisions to wind down the POTENTIATE and STARMAP clinical trials, as discussed above.

BBI-940 direct program costs are shown as a separate component of R&D expenses in the table above for all periods presented. Such costs were included in “other development programs” in our annual financial statements for the year ended December 31, 2025.

General and Administrative Expenses

G&A expenses were $19.9 million and $14.5 million for the nine months ended September 30, 2026 and 2025, respectively. The $5.4 million increase in G&A expenses was primarily attributable to (i) a $2.7 million increase in professional fees, primarily related to transaction costs incurred in connection with the Merger, (ii) a $2.3 million increase in facilities-related costs due to the early termination of the 2024 Lease, (iii) a $0.3 million increase in personnel-related costs, primarily related to severance costs and stock-based compensation recognized in connection with the amendment of our stock options (see Notes 1 and 10 to our condensed financial statements), partially offset by a decline in ongoing compensation costs resulting from the reduction in workforce, and (iv) a $0.1 million increase in other G&A costs, including the impairment of property and equipment as a result of our early termination of the 2024 Lease.

We incurred transaction costs in connection with the Merger of approximately $1.3 million and $3.3 million during the three and nine months ended September 30, 2026, respectively, consisting of legal, financial advisory, accounting, printing, and other fees, all of which are included in general and administrative expense. We expect to incur approximately $0.9 million of additional transaction costs in the fourth quarter of 2026, in addition to approximately $2.1 million that will be payable only if the Merger is consummated.

Other Income (Expense), Net

Other income (expense), net was $2.4 million and $4.2 million for the nine months ended September 30, 2026 and 2025, respectively. The $1.8 million decrease primarily resulted from a reduction in interest income generated by our available-for-sale investment securities portfolio due to a decrease in the amount of cash and cash equivalents available for investing purposes as well as a decline in the market yields available for such investment securities compared to the prior year period.

Liquidity and Capital Resources

Sources of Liquidity

On June 22, 2026, Boundless Bio entered into the Merger Agreement, pursuant to which, among other matters, Merger Sub will merge with and into Serapha, with Serapha surviving as a wholly owned subsidiary of Boundless Bio. The Closing is subject to approval by the stockholders of Boundless Bio and Serapha and other closing conditions. Boundless Bio’s future operations are highly dependent on the success of the proposed Merger with Serapha.

Through September 30, 2026, we have raised a total of $354.7 million to fund our operations primarily from the gross proceeds from the sale and issuance of shares of our convertible preferred stock prior to our IPO and the sale and issuance of 6,250,000 shares of our common stock in our IPO, which closed in April 2024. Our IPO generated gross proceeds of $100.0 million, which resulted in net proceeds to us of approximately $87.7 million, after deducting underwriting discounts and commissions and other offering expenses.

In April 2025, we entered into an Open Market Sale AgreementSM (the Sales Agreement) with Jefferies LLC (the Agent), pursuant to which we may, from time to time, sell shares of our common stock in “at-the-market” offerings through or to the Agent, acting as sales agent or principal. See Note 1 to our unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q under the section entitled “ATM Offering” for further information. We are not obligated to sell any shares under the Sales Agreement, and the Agent is not obligated to buy or sell any shares of our common stock. We cannot provide any assurance that we will sell any shares under the Sales Agreement, or, if we do, as to the prices, amounts, or timing of any such sales. As of September 30, 2026, no shares had been sold under the Sales Agreement. While the Merger is pending, the Merger Agreement prohibits us from issuing shares of our capital stock, including under the Sales Agreement, without Serapha’s consent (except for Company shares issued upon valid exercise of outstanding Company options).

Future Funding Requirements

As of September 30, 2026, we had cash, cash equivalents, and short-term investments of $62.9 million. We have no remaining obligations under the 2024 Lease, which we terminated effective May 31, 2026, or the 2026 Lease, which expired on October 4, 2026 after the landlord exercised its right to accelerate the expiration of the lease term. See Note 7 to our unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information. In connection with the Merger, we expect our principal uses of cash to be the payment of the Pre-Closing Dividend, the remaining costs of completing the Merger, the remaining one-time termination benefits associated with our reduction in workforce, and the costs of winding down our operations. These include approximately $0.9 million of transaction costs that we expect to incur in the fourth quarter of 2026, approximately $0.4 million of additional one-time termination benefits, and approximately $5.9 million of change-in-control severance, bonuses, and transaction costs that will be payable only if the Merger is consummated. Based on our current operating plan, and without giving effect to the anticipated Pre-Closing Dividend of approximately $44 to $48 million or the proposed Merger with Serapha described in Note 1 to our unaudited condensed financial statements, we believe that our existing cash, cash equivalents, and short-term investments will be sufficient to fund our operations through the anticipated closing date of the Merger and for a period of at least 12 months from the date hereof. However, our operating plan may change, whether or not the Merger is completed. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting preclinical studies, manufacturing any ecDTx or other product candidates, and testing ecDTx or other product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain.

Our primary uses of capital were historically compensation and related expenses, research and development costs to support our ecDTx pipeline, legal and other regulatory expenses and general overhead costs. Now that we have suspended and are winding down our research and development activities in anticipation of the Merger with Serapha, our operations will be limited, and we expect that our expenses other than those related to the Merger will decrease significantly.

Our future operations are highly dependent on the success of the proposed Merger with Serapha. If the Merger Agreement with Serapha is terminated, Boundless Bio may continue to explore development opportunities for its ecDTx and pursue other strategic alternatives, including collaborations, financing opportunities or a transaction similar to the proposed Merger, or liquidation.

We have incurred significant operating losses since our inception and, as of September 30, 2026, we had an accumulated deficit of $302.3 million. We expect to continue to incur losses for the foreseeable future, and, in general, we anticipate these losses will increase substantially in the future if we decide to develop, seek regulatory approval for, and potentially commercialize any ecDTx, conduct clinical trials and preclinical studies, utilize third parties to manufacture any ecDTx and related raw materials, leverage Spyglass to potentially identify additional development opportunities for our ecDTx and expand our therapeutic pipeline, seek to expand and protect our intellectual property, as well as incur additional costs associated with being a public company. If we obtain regulatory approval for our ecDTx, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials, preclinical studies, and our other research and development activities and capital expenditures.

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

We have no committed sources of capital. Until we can generate sufficient product revenue to finance our cash requirements, if ever, we expect to finance our future cash needs primarily through equity offerings (including, if the Merger is not completed, through the Sales Agreement), debt financings, or other capital sources, including potential collaborations, licenses, and other similar arrangements. However, we may be unable to raise additional funds or enter such other arrangements when needed on favorable terms or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be, or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise additional funds through other collaborations or licensing arrangements with third parties, we may have to relinquish valuable rights to our future revenue streams, ecDTx, research programs, intellectual property, or proprietary technology, or grant licenses on terms that may not be favorable to us. Our ability to raise additional funds may be adversely impacted by global economic conditions, disruptions to, and volatility in, the credit and financial markets in the United States, inflation, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce, or terminate our ecDTx development or other operations, or grant rights to develop and market ecDTx to third parties that we would otherwise prefer to develop and market ourselves, or on less favorable terms than we would otherwise choose.

Cash Flows

The following table summarizes our cash flows for each of the periods indicated (in thousands):

	Nine Months Ended September 30,
	2026	2025	Change
Net cash used in operating activities	$(46,827)	$(36,554)	$(10,273)
Net cash provided by investing activities	62,422	24,830	37,592
Net cash provided by financing activities	886	117	769
Net increase (decrease) in cash, cash equivalents, and restricted cash	$16,481	$(11,607)	$28,088

Operating Activities

Net cash used in operating activities was $46.8 million and $36.6 million for the nine months ended September 30, 2026 and 2025, respectively. The net cash used in operating activities during the nine months ended September 30, 2026 was primarily driven by our reported net loss of $42.6 million, net of noncash charges (including stock-based compensation expense, depreciation, impairment of property and equipment, and right-of-use asset amortization) totaling $14.4 million and an $18.6 million increase of our net operating assets. The net cash used in operating activities during the nine months ended September 30, 2025 was primarily due to our reported net loss of $45.3 million, net of noncash charges (including stock-based compensation expense, depreciation, and right-of-use asset amortization) totaling $6.1 million and a $2.6 million decrease of our net operating assets. The increase in cash used in operations during the nine months ended September 30, 2026 in comparison to the nine months ended September 30, 2025 was primarily attributable to the $10.0 million cash payment associated with the termination of the 2024 Lease, partially offset by a decrease in third-party spending associated with our discovery, development, and clinical activities.

Investing Activities

Investing activities consist primarily of purchases and maturities of investment securities and purchases of property and equipment. Such activities resulted in a net cash inflow of approximately $62.4 million and $24.8 million during the nine months ended September 30, 2026 and 2025, respectively, in each case, primarily from the net maturities of our available-for-sale securities portfolio.

Financing Activities

Financing activities during the nine months ended September 30, 2026 consisted of $0.8 million in proceeds from the exercise of stock options and less than $0.1 million in proceeds from the sale of common stock under the ESPP. Net cash provided by financing activities was $0.1 million during the nine months ended September 30, 2025, representing net proceeds from the sale of shares of our common stock under our ESPP.

Contractual Obligations and Other Commitments

In April 2026, we terminated the 2024 Lease effective May 31, 2026. In connection with the termination, we paid the landlord $10.0 million, and the landlord retained our security deposit of approximately $0.5 million. As of September 30, 2026, we have no remaining obligations under the 2024 Lease. See Note 7 — Lease Agreements for further information.

On April 17, 2026, we entered into a new, shorter-term facility lease for approximately 10,822 square feet of laboratory and office space in La Jolla, California, with an initial term of 12 months commencing June 1, 2026. Monthly base rent payments were approximately $56,000, with two months of base rent abatement during the second and third full calendar months of the lease term. On August 26, 2026, we amended this lease and paid the landlord total consideration of approximately $0.8 million, including our security deposit of approximately $77,000, which the landlord retained, in full satisfaction of all remaining base rent, our share of direct expenses, restoration costs, and all other amounts payable through the end of the lease term. On September 18, 2026, the landlord exercised its right under the amendment to accelerate the expiration of the lease term, specifying an accelerated expiration date of October 4, 2026. As of September 30, 2026, we had no remaining obligations under this lease, and the lease expired on October 4, 2026.

We enter into contracts in the normal course of our business with various third parties for clinical trial and preclinical research services, contract manufacturing services, and professional and other services and products related to our business. These contracts generally provide for termination after a notice period and are therefore cancellable contracts and not separately presented.

As of September 30, 2026, we expect to incur approximately $0.9 million of additional transaction costs in connection with the Merger in the fourth quarter of 2026 regardless of whether the Merger is consummated. We also expect to incur approximately $5.9 million of additional costs that will be payable only if the Merger is consummated, consisting of approximately $3.8 million of change-in-control severance and bonuses payable to employees and approximately $2.1 million of transaction costs. These contingent amounts were not probable of being incurred as of September 30, 2026 and, accordingly, no related liability has been recorded.

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

Changes in Internal Control over Financial Reporting

Management, with the participation of our principal executive officer and our principal financial officer, evaluated any changes in our internal control over financial reporting (ICFR) that occurred during the quarter ended September 30, 2026, as required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act. Management concluded that there was no change in our ICFR that occurred during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our ICFR.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in Part II, Item 1A, “Risk Factors,” of our Q2 2026 10-Q and Part I, Item 1A, “Risk Factors,” of our 2025 10-K, together with all of the information in this Quarterly Report, before making an investment decision to purchase or sell shares of our common stock. If any of those risks are realized, our business, financial condition, results of operations, and prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose all or part of your investment. There have been no material changes to the risk factors set forth in Part I, Item 1A of our 2025 10-K, as updated by the risk factors set forth in Part II, Item 1A of our Q2 2026 10-Q.

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

As of September 30, 2026, we had used approximately $45.6 million of the net proceeds to fund our operations, including clinical development activities for BBI-940 and the KOMODO-1 trial, the wind down of the POTENTIATE and STARMAP trials, costs associated with the termination of our facility leases, and severance and transaction costs incurred in connection with the Merger. Our actual and planned use of the net proceeds has changed from that described in the IPO prospectus as a result of portfolio prioritization decisions that focused our activity on the BBI-940 program, although the early clinical data for BBI-940 did not support continuing to advance the program.

On June 22, 2026, we entered into the Merger Agreement with Serapha, as amended on August 28, 2026, as described in Note 1. Prior to the Closing, we expect to declare and pay a cash dividend to pre-merger stockholders of approximately $44 to $48 million to distribute excess net cash, subject to adjustment based on our net cash at closing as defined in the Merger Agreement, which would represent a significant use of our remaining net proceeds.

The amounts and timing of our actual expenditures may vary significantly depending on numerous factors, including the outcome of the pending merger and the factors described in Item 1A, “Risk Factors,” in our 2025 10-K, as updated by subsequent filings, including in Item 1A, “Risk Factors,” in our Q2 2026 10-Q. Our management has broad discretion in the application of the net proceeds.

(c)
Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

From time to time, our officers (as defined in Rule 16a-1(f) of the Exchange Act) and directors may adopt, modify, or terminate Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended September 30, 2026, none of our officers or directors adopted, modified, or terminated such a trading arrangement.

Item 6. Exhibits.

Exhibit		Incorporated by Reference			Filed
Number	Description	Form	Date	Number	Herewith
2.1+	Agreement and Plan of Merger and Reorganization, dated June 22, 2026, by and among Boundless Bio, Inc., Boulder Merger Sub Corp. and Serapha Bio, Inc.	8-K	6/23/2026	2.1
2.2	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated August 28, 2026, by and among Boundless Bio, Inc., Boulder Merger Sub Corp. and Serapha Bio, Inc.	8-K	8/28/2026	2.1
3.1	Amended and Restated Certificate of Incorporation	8-K	4/2/2024	3.1
3.2	Amended and Restated Bylaws	8-K	4/2/2024	3.2
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

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

Boundless Bio, Inc.

Date: November 10, 2026	By:	/s/ Jessica Oien
Jessica Oien
President, Chief Legal Officer, and Corporate Secretary
(Principal Executive Officer)

Date: November 10, 2026	By:	/s/ David Hinkle
David Hinkle
Senior Vice President, Finance, Controller and Treasurer
(Principal Financial and Accounting Officer)